Form 10-Q
period 1996-09-30
ACADIANA BANCSHARES INC /LA
filed 1996-11-12
CIK 1011024

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                            _____________________________

                                      FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to____________

                            Commission file number 1-14364

                              Acadiana BancShares, Inc.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

           Louisiana                                          72-1317124
-------------------------------                            ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

    107 West Vermilion Street
       Lafayette, Louisiana                                       70502
 ---------------------------------------                        ---------
 (Address of Principal Executive Offices)                       (Zip Code)

                                      (318)232-4631
                   ---------------------------------------------------
                   (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes____        No____

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of November 1, 1996, 2,731,250 shares of the Registrant's common stock were issued and outstanding. Of that total, 218,500 shares are held by the Registrant's Employee Stock Ownership Plan, of which 213,027 were not committed to be released.

                              ACADIANA BANCSHARES, INC.

                                  TABLE OF CONTENTS


                                                                                Page


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              (As of September 30, 1996 and December 31, 1995)                    3

              Consolidated Statements of Operations (For the three
              months and nine months ended September 30, 1996 and 1995)           4

              Consolidated Statements of Stockholders' Equity (For the nine
              months ended September 30, 1996 and 1995)                           5

              Consolidated Statements of Cash Flows (For the nine
              months ended September 30, 1996 and 1995)                           6

              Notes to Consolidated Financial Statements                          7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                11

PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings                                                 20

Item 2.        Changes in Securities                                             20

Item 3.        Defaults Upon Senior Securities                                   20

Item 4.        Submission of Matters to a Vote of Security Holders               20

Item 5.        Other Information                                                 20

Item 6.        Exhibits and Reports on Form 8-K                                  20


SIGNATURES

                           ACADIANA BANCSHARES, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (In Thousands)



                                                          September 30,     December 31,
                                                              1996              1995
                                                              ----              ----


ASSETS:

Cash and cash equivalents:

     Cash and amounts due from banks                           $885              $802

      Interest bearing deposits                              19,147            15,679
                                                         ----------          --------

          Total                                              20,032            16,481

Investment securities:

      Available for sale                                     23,446             4,030

Mortgage-backed securities:

      Held-to-maturity (market value of $12,996
         and $13,539, respectively)                          13,182            13,492

      Available for sale                                     22,200            26,022

Loans receivable, net                                       178,509           157,362

Premises and equipment, net                                   1,846             1,799

Real estate owned, net                                          238               845

Federal Home Loan Bank stock, at cost                         1,753             1,677

Accrued interest receivable                                   1,572             1,187

Other assets                                                  2,301             2,353
                                                            -------           -------

           Total assets                                    $265,079          $225,248
                                                           ========          ========

LIABILITIES:

Deposits                                                   $195,151          $206,343

Advances from Federal Home Loan Bank                         20,250               250

Accrued interest payable on deposits                             51                31

Advance payments by borrowers for taxes and insurance           492               414

Accrued other liabilities                                     2,368               513

Dividends Payable                                               246                --
                                                           --------          --------

           Total liabilities                               $218,558          $207,551
                                                           --------          --------

STOCKHOLDERS' EQUITY:

Preferred Stock of $.01 par value, authorized 5,000,000 shares, none issued or outstanding

Common Stock of $.01 par value, authorized 20,000,000
   shares, issued and outstanding 2,731,250 shares              $27               $--

Paid In Capital                                              31,815                --

Retained Earnings                                            17,029             16,996

Unearned Common Stock Held by ESOP                           (2,556)                --

Unrealized gain on securities
   available for sale, net of deferred taxes                    206                701
                                                            --------            ------
           Total equity                                     $46,521            $17,697

                 Total liabilities and stockholders'
                  equity                                   $265,079           $225,248
                                                           ========           ========


                     See Notes to Consolidated Financial Statements

                              ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)





                                                     For the Three Months        For the Nine Months
                                                      Ended September 30,         Ended September 30,
                                                     --------------------        --------------------
                                                     1996            1995        1996            1995
                                                     ----            ----        ----            ----


INTEREST INCOME:

    Loans                                            $3,652          $3,223      $10,508         $9,582

    Mortgage-backed securities                          636             626        1,993          1,815

    Investment securities                               434             142          741            753

    Interest-bearing deposits                           236             272          484            568
                                                 ----------      ----------    ---------      ----------

          Total interest income                      $4,958          $4,263      $13,726         $12,718
                                                 ----------      ----------    ---------      ----------

INTEREST EXPENSE:

    Deposits                                         $2,524          $2,609        7,802          $7,451

    Advances from FHLB                                  215               4          288              14
                                                 ----------      ----------    ---------      ----------

           Total interest expense                     2,739           2,613        8,090           7,465
                                                 ----------      ----------    ---------      ----------

Net interest income                                   2,219           1,650        5,636           5,253

Provision for loan losses                                45              --          135              --
                                                 ----------      ----------    ---------      ----------

Net interest income after provision
 for loan losses                                      2,174           1,650        5,501           5,253
                                                 ----------      ----------    ---------      ----------

NON-INTEREST INCOME:

    Loan fees and service charges                       $34             $32         $117             $88

    Servicing fees on loans sold                         14              16           43              52

    Deposit fees and service charges                    136             137          406             434

    Gain (loss) on sale of fixed rate loans             (51)             (2)         (53)             (1)

    Other income                                         32              20          153              69
                                                 ----------      ----------   ----------       ---------

           Total non-interest income                   $165            $203         $666            $642
                                                 ----------      ----------   ----------       ---------

NON-INTEREST EXPENSE:

    Salaries and employee benefits                     $668            $606       $1,954          $1,819

    Occupancy                                            62              62          197             169

    Depreciation                                         84              61          234             202

    Net costs of real estate owned                       85             109          167             167

    SAIF deposit insurance premium                    1,458             117        1,692             353

    Advertising expense                                  44              59          150             159

    Consulting expense                                   41              23          140              66

    Other expenses                                      422             435        1,195           1,055
                                                 ----------       ---------   ----------      ----------

           Total non-interest expense                $2,864          $1,472       $5,729          $3,990
                                                 ----------       ---------   ----------      ----------

Income (loss) before income taxes                     $(525)           $381         $438          $1,905

Income tax expense (credit)                            (173)            130          159             648
                                                 ----------       ---------   ----------      ----------

Net income (loss)                                     $(352)           $251         $279          $1,257
                                                 ==========       =========   ==========      ==========

Net Income (Loss) per Common Share                   $(0.14)
                                                 ==========

Weighted Average Shares Outstanding               2,515,487
                                                 ==========


                     See Notes to Consolidated Financial Statements

                                        ACADIANA BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (In Thousands)




                                                                               Unearned
                                                                                Common            Net
                                                                                Stock          Unrealized           Total
                                      Common       Paid In         Retained      Held          Gain (Loss)       Stockholders'
                                      Stock        Capital         Earnings     By ESOP       On Securities        Equity
                                      ------       -------         --------    --------       -------------      -------------


BALANCE, DECEMBER 31, 1994                                          $17,962                       $(117)              $17,845

Net income                                                            1,257                                             1,257

Change in unrealized loss on
 Securities Available for Sale,
 Net  of Deferred Taxes                                                                                95                    95
                                      -------       -------         --------      -------        -----------        -----------

BALANCE, SEPTEMBER 30, 1995               $--           $--          $19,219          $--               $(22)           $19,197
                                      =======       =======         ========      =======        ===========        ===========

BALANCE, DECEMBER 31, 1995                $--           $--          $16,996          $--               $701            $17,697

Net income                                                               279                                                279

Cash Dividends Declared                                                 (246)                                              (246)

Common Stock Issued in Conversion         $27       $31,811                       $(2,622)                               29,216

Common Stock Released by ESOP Trust                       4                            66                                    70

Change in unrealized gain on
 Securities Available for Sale,
 Net of Deferred Taxes                                                                                 (495)               (495)
                                     ---------      ---------       ---------     -------         ---------        ------------

BALANCE, SEPTEMBER 30, 1996                $27        $31,815         $17,029     $(2,556)              206             $46,521
                                     =========      =========       =========     =======         =========        ============



                        See Notes to Consolidated Financial Statements

                            ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                      For the Nine Months Ended
                                                  ---------------------------------
                                                  September 30,       September 30,
                                                      1996                 1995
                                                      ----                 ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $279                 $1,257

Adjustments to reconcile net income to
 net cash provided by operating activities:

    Depreciation                                       234                    202

    Provision for deferred income taxes                 --                   (364)

    Provision for losses on loans                      135                     --

    Provision for losses on real estate
     owned and other property acquired                 224                    149

    Loss (gain) on sale of real estate owned
     and other property acquired                      (105)                   (24)

    Loss on sale of fixed rate loans                    53                      1

    Proceeds from sales of loans held for sale       3,905                    137

    Originations and purchases of loans held
     for sale                                       (3,958)                  (138)

    Loss on sale of premises and equipment              12                     --

    Gain on sale of other equity securities            (26)                   (10)

    Accretion of discounts, net of premium
     amortization on securities                        (36)                   (27)

    Amortization of deferred revenues                  (12)                   (84)

    Amortization of unearned income on loans            (2)                   (40)

    FHLB stock dividend received                       (76)                   (77)

    Changes in assets and liabilities:

         Decrease (increase) in accrued
          interest receivable                         (385)                    10

         Decrease (increase) in other assets           225                   (640)

         Increase (decrease) in accounts
          payable and accrued expenses               1,875                    213
                                                 ---------                -------

NET CASH PROVIDED BY OPERATING ACTIVITIES            2,342                    565
                                                 ---------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from maturities of
     securities available for sale                      --                  1,500

    Proceeds from calls and maturities of
     securities held to maturity                        --                 10,500

    Purchases of securities available for sale     (19,500)                    --

    Net advances on loans                          (21,353)                (3,672)

    Proceeds from sale of premises and equipment         9                      3

    Purchases of premises and equipment               (302)                  (207)

    Proceeds from sale of real estate owned
     and other property acquired                       604                    376

    Capital costs incurred on real estate
     owned and other property acquired                 (31)                   (12)

    Purchases of mortgage-backed securities             --                 (5,000)

    Principal collections on mortgage-backed
     securities available for sale                   3,184                     --

    Principal collections on mortgage-backed
     securities held to maturity                       304                  2,659

    Proceeds from redemptions and sales of
     other equity securities                           122                     60
                                                   -------                -------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                        (36,963)                 6,207
                                                   -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net change in demand, NOW and savings
     deposits                                       (2,184)                (7,275)

    Net change in time deposits                     (9,008)                 7,254

    Net change in mortgage escrow funds                 78                    101

    Proceeds from FHLB Advances                     20,000                     --

    Proceeds from issuance of common stock          30,153                     --

    Stock conversion costs incurred                   (867)                    --
                                                   -------                -------

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                         38,172                     80
                                                   -------                -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    3,551                  6,852

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    16,481                 10,384
                                                   -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $20,032                $17,236
                                                   =======                =======

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

    Acquisition of real estate in settlement
     of loans                                         $--                     $30

    Loans made to facilitate sales of real
     estate owned                                     $--                    $225

    Common stock acquired by ESOP in conversion    $2,622                     $--

    Fair value of ESOP shares released                $70                     $--

SUPPLEMENTAL DISCLOSURES:

    Cash paid for:

         Interest on deposits and borrowings       $8,070                  $7,460

         Income taxes                                $526                    $665


                        See Notes to Consolidated Financial Statements

                              ACADIANA BANCSHARES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Acadiana Bancshares, Inc. (the "Company") was incorporated under Louisiana law in February 1996 by LBA Savings Bank (the "Bank") in connection with the conversion of the Bank from a Louisiana chartered mutual savings bank to a Louisiana chartered stock savings bank and the issuance of the Bank's common stock to the Company and the offer and sale of the Company's common stock by the Company to certain depositors of the Bank and the Bank's Employee Stock Ownership Plan (the "ESOP") (the "Conversion"). Upon consummation of the Conversion on July 15, 1996, the Company became the holding company for the Bank.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1995 contained in the Company Prospectus dated May 14, 1996.

BUSINESS

The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, and one loan production office in Eunice, Louisiana. The Bank holds deposits from the general public and provides residential real estate loans and other loans to the Lafayette, Louisiana area. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiary, which was liquidated in December 1995. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on the accrual basis.

(2) LOANS RECEIVABLE

    Loans receivable (in thousands) at September 30, 1996 and December 31, 1995 consisted of the following:



                                                    September 30,      December 31,
                                                        1996               1995
                                                        ----               ----


    Mortgage Loans:

         Single Family Residential                     $139,475           $127,597

         Single Family Construction                      13,728              7,304

         Multi-family Residential                           878              1,202

         Commercial Real Estate                          13,089             13,370
                                                       --------           --------

              Total Mortgage loans                      167,170            149,473

    Commercial Business Loans                             5,843              1,349

    Consumer Loans:

         Savings                                          2,799              2,632

         Indirect Auto                                    8,217              5,472

         Other                                            6,204              5,597
                                                      ---------           --------

              Total Loans                               190,233            164,523

    Less:

         Allowance for Loan Losses                       (2,392)            (2,329)

         (Unearned Discounts) Deferred Premiums             192               (296)

         Net Deferred Loan Origination Fees                (496)              (244)

         Loans in Process                                (9,028)            (4,292)
                                                       --------            -------

              Net Loans                                 178,509            157,362
                                                       ========            =======


(3)  EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion from mutual to stock form, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank. The ESOP purchased 218,500 shares, or 8% of the total stock sold in the subscription, for $2,622,000, financed by a loan from the Company. The Company will account for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans".

The ESOP was effective upon completion of the conversion. Full-time employees of the Company and The Bank who have been credited with at lest 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan, which matures in 2006.

Shares purchased by the ESOP with the proceeds of the loan will be held in a suspense account and released on a pro rata basis as debt service payments are made. Shares released will be reallocated among participants on the basis of compensation. Participants will vest in their right to receive their account balances within the ESOP at the rate of 20% per year starting after one year of service. Years of service are measured from date of employment.

Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders' equity. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent fair value of the Company's ESOP shares differ from the cost of such shares, this differential will be charged to equity. The Company will receive a tax deduction equal to the cost of the shares released. The loan receivable from the ESOP to the Company is not shown as an asset and the debt of the ESOP is not shown as a Company liability.

Compensation cost for the ESOP for the three months ended September 30, 1996 was $70,000 based on the release of 5,473 shares. At September 30, 1996, there were no allocated shares, 5,473 shares had been committed to be released, and 213,027 shares were held in suspense by the ESOP. The fair value of the unearned ESOP shares at such date was approximately $2,929,000.

(4)  EARNINGS PER SHARE

Earnings per share was based on 2,515,487 weighted average shares outstanding during the three month period ended September 30, 1996. The weighted average was calculated by excluding the ESOP shares unearned at the beginning of the period and excluding the ESOP shares released, which was pro-rated by days, from the shares outstanding at beginning of period. Earnings per share for periods preceding the three months ended September 30, 1996 are not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed until July 16, 1996.

(5)  STOCK CONVERSION

On July 16, 1996, (1) LBA Savings Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank, and (2) Acadiana Bancshares, Inc. acquired all of the common stock of the Bank, thereby becoming the parent holding company for the Bank. On July 16, 1996, the Company also consummated its initial public offering of shares of its common stock, par value $.01 per share ("common stock"), with the sale of 2,731,250 shares of common stock at a price of $12.00 per share. The public offering resulted in $ 31.8 million in capital stock and paid-in capital, net of related expenses. The Company used $15.9 million for the purchase of 100% of the issued and outstanding capital stock of the Bank and $2.6 million for a loan to the Company's and Bank's Employee Stock Ownership Plan. The remaining proceeds were retained by the Company.

(6) SAIF DEPOSIT INSURANCE PREMIUM

On September 30, 1996 President Clinton signed into law an omnibus appropriations bill that provided for an immediate recapitalization of the Savings Association Insurance Fund ("SAIF"), and proposed a merger of the Bank Insurance Fund ("BIF") with the SAIF possibly as early as January 1, 1999. The Bank's deposits are insured by FDIC through the SAIF, and as such, the Bank incurred a one-time special assessment of $1.3 million (pre-tax) on September 30, 1996. For the first three quarters of 1996, the Bank's SAIF premium rate was 23 basis points, exclusive of the special assessment. Based upon the new law, the Bank expects the SAIF premium rate for the fourth quarter of 1996 to be approximately 11 basis points (annual equivalent), and approximately 6.5 basis points annually in 1997, 1998, and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

On July 16, 1996, Acadiana Bancshares, Inc. (the "Company") issued 2,731,250 shares of common stock in its initial public offering upon the conversion (the "Conversion") of LBA Savings Bank (the "Bank") from mutual to stock form and reorganization into a holding company format. Net proceeds of $31.8 million were credited to stockholders' equity. The Company's employee stock ownership plan ("ESOP"), effective upon completion of the Conversion, purchased 218,500 shares for $2.6 million, financed by a loan from the Company. The total additional cash received from the Conversion, net of $6.4 million withdrawn from deposit accounts for purchase of the stock, was $22.8 million. The additional cash was invested in an investment security and interest-bearing deposit. The Conversion proceeds resulted in an increase of investment securities and interest-bearing deposits as a proportion of total assets. Such increase in interest-earning assets contributed to increased amounts of interest income in the period subsequent to the Conversion.

CHANGES IN FINANCIAL CONDITION

At September 30, 1996, the consolidated assets of the Company totaled $265.1 million, an increase of $39.8 million or 17.7% from December 31, 1995. This was due primarily to the net new funds of $22.8 million from the stock offering and $20 million in advances from the Federal Home Loan Bank of Dallas ("FHLB").

Loans receivable, net, increased by $21.1 million, or 13.4%, to $178.5 million at September 30, 1996, compared to $157.4 million at December 31, 1995. The increase was primarily the result of an $11.9 million, or 9.3%, increase in single-family residential loans, a $6.4 million, or 88.0%, increase in single-family construction loans, a $4.5 million, or 333.1%, increase in commercial business loans, and a $3.5 million, or 25.7%, increase in consumer loans. The increase in loans receivable was funded primarily by advances from the FHLB.

Interest bearing deposits at other institutions increased $3.5 million, or 22.1%, to $19.1 million at September 30, 1996, compared to $15.7 million at December 31, 1995. The Company's investment securities available for sale increased $19.4 million, or 481.8%, to $23.4 million at September 30, 1996, compared to $4.0 million at December 31, 1995. Such increase was the result of purchases of $19.5 million of investment securities. The increases in interest bearing deposits and investment securities available for sale were funded primarily by the net proceeds of the Bank's conversion from mutual-to-stock form.

Mortgage-backed securities decreased by an aggregate of $4.1 million, or 10.5%, to $35.4 million at September 30, 1996. Such decrease was primarily the result of principal repayments.

Deposits decreased $11.2 million, or 5.4%, to $195.2 million at September 30, 1996, compared to $206.3 million at December 31, 1995. This was due primarily to $6.4 million of deposits which were withdrawn from the Bank and subsequently invested in the stock of the Company during its initial public offering. The remaining $4.8 million of the net decrease in deposits was primarily the result of the Company electing not to renew certain higher rate (which rates were generally in excess of 7.0%) certificates of deposit maturing in July and August of 1996.

Advances from the FHLB of Dallas increased $20 million to $20.3 million at September 30, 1996. The $20 million of new advances have variable rates of interest and mature within 2 years, and were used primarily to fund loan growth and as a replacement for higher interest bearing certificates of deposit that matured and were not renewed. The company's FHLB advances had an average rate of 5.58% during the three months ended September 30, 1996.

Total stockholders' equity increased $28.8 million, or 162.9%, to $46.5 million at September 30, 1996, compared to $17.7 million at December 31, 1995. The increase was primarily the result of $29.2 million of net proceeds received from the Company's initial public offering. The increase was partially offset by a decrease in net unrealized gains on investments available for sale of $495,000 and dividends declared of $246,000.

The Bank's non-performing assets amounted to 0.32% of total assets at September 30, 1996 compared to 0.70% at December 31, 1995. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 189.99% at September 30, 1996 compared to 143.94% at December 31, 1995.

RESULTS OF OPERATIONS

The Company reported a net loss of $352,000 for the three months ended September 30, 1996, compared to a net income of $251,000 for the three months ended September 30, 1995. The $603,000, or 240.2%, decrease was due primarily to the one-time special SAIF assessment of $1.3 million, which was partially offset by a $524,000, or 31.7%, increase in net interest income after provision for loan losses and a $303,000 decrease in income tax expense.

The Company reported net income of $279,000 for the nine months ended September 30, 1996, compared to $1.3 million for the nine months ended September 30, 1995. The $1 million, or 77.8%, decrease was due primarily to the one-time special SAIF assessment of $1.3 million, which was partially offset by a $248,000, or 4.7%, increase in net interest income after provision for loan losses and a $489,000, or 75.5%, decrease in income tax expense.

                   AVERAGE BALANCES, NET INTEREST INCOME, AND YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods indicated, information regarding (i) the dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Non-accrual loans have been included in the appropriate average balance loan category, but interest on non-accrual loans has been included for purposes of determining interest income only to the extent that cash payments are actually received.



                                                               Three Months Ended September 30,
                                                     -------------------------------------------------------
                                                                 1996                        1995
                                         Yield/      ---------------------------   -------------------------
                                         Cost at                          Average                     Average
                                      September 30,  Average              Yield/   Average            Yield/
                                          1996       Balance   Interest    Cost    Balance  Interest   Cost
                                          ----       -------   --------    ----    -------  --------   ----
                                                                 (Dollars in Thousands)


Interest-earning assets:

    Loans receivable:

         Real estate mortgage loans       7.90%      $153,410   $3,176      8.28%  $140,379  $2,943    8.39%

         Commercial business loans        9.62%         4,395      100      9.10%     1,478      33    8.93%

         Consumer and other loans         9.16%        17,630      376      8.53%    10,920     247    9.05%
                                                     --------   ------             --------  ------

              Total loans                 8.06%       175,435    3,652      8.33%   152,777   3,223    8.44%

    Mortgage-backed securities            7.32%        35,924      636      7.08%    33,941     626    7.38%

    Investment securities (1)             7.09%        24,433      434      7.11%     9,327     142    6.09%

    Other earning assets                  5.15%        16,848      236      5.60%    19,874     272    5.47%
                                                     --------    -----              -------  ------

         Total interest-earning assets    7.78%      $252,640   $4,958      7.85%  $215,919  $4,263    7.90%
                                                                ------                       ------

Noninterest-earning assets                             11,463                         7,858
                                                     --------                      --------

         Total Assets                                $264,103                      $223,777
                                                     ========                      ========
Interest-bearing liabilities:

    Deposits:

         Demand deposits                  1.94%       $15,593      $71      1.82%   $15,437     $68    1.76%

         Passbook savings deposits        2.57%        28,022      177      2.53%    28,240     178    2.52%

         Certificates of deposit          6.01%       152,388    2,276      5.97%   156,458   2,363    6.04%
                                                      -------    -----              -------   -----

              Total deposits              5.19%       196,003    2,524      5.15%   200,135  $2,609    5.21%

    Advance from FHLB                     5.42%        15,411      215      5.58%       250       4    6.40%
                                                      -------    -----              -------  ------

         Total interest-bearing
          liabilities                     5.21%      $211,414   $2,739      5.18%  $200,385  $2,613    5.22%
                                                                ------                       ------

Noninterest-bearing demand deposits                     3,331                         2,888

Other noninterest-bearing liabilities                   6,796                         1,713
                                                     --------                      --------

         Total liabilities                           $221,541                      $204,986

Equity                                                 42,561                        18,791
                                                     --------                      --------

         Total liabilities and equity                $264,102                      $223,777
                                                     ========                      ========

Net interest-earning assets                           $41,226                       $15,534
                                                     ========                      ========

Net interest income/interest rate spread  2.57%                 $2,219      2.67%            $1,650    2.68%
                                          =====                 ======      =====            ======    =====

Net interest margin                                                         3.51%                      3.06%
                                                                            =====                      =====

 Ratio of average interest-earning assets
    to average interest-bearing liabilities                     119.50%                       107.75%
                                                                =======                       =======



                                                                       Nine Months Ended September 30,
                                                         ----------------------------------------------------------
                                                                      1996                        1995
                                                         ---------------------------   ----------------------------
                                                                             Average                        Average
                                                         Average              Yield/   Average              Yield/
                                                         Balance   Interest    Cost    Balance   Interest    Cost
                                                         -------   --------    ----    -------   --------    ----

Interest-earning assets:

    Loans receivable:

         Real estate mortgage loans                     $148,046     $9,237    8.32%   $139,229      $8,715     8.35%

         Commercial business loans                         3,103        207    8.89%      1,480          99     8.92%

         Consumer and other loans                         16,519      1,064    8.59%     11,353         768     9.02%
                                                        --------     ------            --------       -----

              Total loans                                167,668     10,508    8.36%    152,062       9,582     8.40%

    Mortgage-backed securities                            37,441      1,993    7.10%     33,087       1,815     7.31%

    Investment securities (1)                             14,296        741    6.91%     16,507         753     6.08%

    Other earning assets                                  11,993        484    5.38%     13,766         568     5.50%
                                                         -------     ------             -------       -----

         Total interest-earning assets                  $231,398    $13,726    7.91%   $215,422     $12,718     7.87%
                                                                    -------                         -------

Noninterest-earning assets                                10,262                          7,896
                                                        --------                       --------

         Total Assets                                   $241,660                       $223,318
                                                        ========                       ========

Interest-bearing liabilities:

    Deposits:

         Demand deposits                                 $16,111       $220    1.82%    $15,994        $211     1.76%

         Passbook savings deposits                        28,148        529    2.51%     30,051         562     2.49%

         Certificates of deposit                         156,638      7,053    6.00%    154,450       6,678     5.76%
                                                         -------      -----             -------       -----

              Total deposits                             200,897      7,802    5.18%    200,495       7,451     4.96%

    Advance from FHLB                                      6,737        288    5.70%        250          14     7.47%
                                                        --------     ------             -------      ------

         Total interest-bearing
          liabilities                                   $207,634     $8,090    5.20%     $  200,745  $7,465     4.96%
                                                                     ------                          ------

Noninterest-bearing demand deposits                        3,173                             2,589

Other noninterest-bearing liabilities                      4,671                             1,637
                                                        --------                          --------

         Total liabilities                              $215,478                          $204,971

Equity                                                    26,183                            18,347
                                                        --------                          --------

         Total liabilities and equity                   $241,661                          $223,318
                                                        ========                          ========

Net interest-earning assets                              $23,764                           $14,677
                                                        ========                          ========

Net interest income/interest rate spread                             $5,636    2.71%                 $5,253     2.91%
                                                                     ======    =====                 ======     =====

Net interest margin                                                            3.25%                            3.25%
                                                                               =====                            =====

 Ratio of average interest-earning assets
    to average interest-bearing liabilities                         111.45%                          107.31%
                                                                    =======                          =======


(1) Includes FHLB stock.

NET INTEREST INCOME

Net interest income increased $569,000, or 34.5%, in the three months ended September 30, 1996, to $2.2 million, compared to $1.7 million in the three months ended September 30, 1995. The increase was due to a $695,000, or 16.3%, increase in interest income, which was partially offset by a $126,000, or 4.8% increase in interest expense. The increase in interest income was the result of a $36.7, or 17.0%, increase in the average balance of interest-earning assets which was partially offset by an 5 basis point (100 basis point being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $11.0 million, or 5.5%, increase in the average balance of interest-bearing liabilities as the result of a $15.2 million increase in the average balance of FHLB advances which more than offset a $4.1 million decrease in the average balance of deposits. Such increase in the average balance in total interest-bearing liabilities was partially offset by a 4 basis point decrease in the cost thereof. During the quarter ended September 30, 1996, the Company increased its utilization of FHLB advances, which had an average cost of 5.58% during the period, and reduced its reliance on certificates of deposit, which had an average cost of 5.97% during the period, as a source of funds. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.67% and 3.51%, respectively, during the three months ended September 30, 1996 compared to 2.68% and 3.06%, respectively, for the comparable period in 1995. The increase in net interest margin of 45 basis points is primarily attributable to the increase in the ratio of interest-earning assets to interest-bearing liabilities as a result of the stock proceeds received.

For the nine months ended September 30, 1996, net interest income increased $383,000, or 7.3%, to $5.6 million, compared to $5.3 million in the nine months ended September 30, 1995. The increase was due to a $1.0 million, or 7.9% increase in interest income, which was partially offset by a $625,000, or 8.4%, increase in interest expense. The increase in interest income was the result of a $16.0 million, or 7.4%, increase in the average balance of interest-earning assets and a 4 basis point increase in the yield earned thereon. The increase in interest expense was the result of a $6.9 million, or 3.4%, increase in the average balance of interest-bearing liabilities and a 24 basis point increase in the cost thereon. The Company's interest rate spread and net interest margin amounted to 2.71% and 3.25%, respectively, during the nine months ended September 30, 1996 compared to 2.91% and 3.25%, respectively, for the comparable period in 1995.

INTEREST INCOME

The Company's total interest income was $5.0 million for the three months ended September 30, 1996, compared to $4.3 million for the three months ended September 30, 1995. The reasons for the $695,000, or 16.3%, increase in interest income were a $429,000, or 13.3%, increase in interest income from loans, a $292,000, or 205.6%, increase in interest income from investment securities, and a $10,000, or 1.6%, increase in interest income from mortgage-backed securities, partially offset by a $36,000, or 13.2%, decrease in interest income from interest-bearing deposits. The increase in interest income from loans was the result of a $22.7 million, or 14.8%, increase in the average balance of loans, which was partially offset by an eleven basis point decrease in the average yield earned thereon. The increase in interest income from investment securities was the result of a $15.1 million, or 162.0%, increase in the average balance of investment securities and a 102 basis point increase in the yield thereon.
 The increase in interest income on mortgage-backed securities was the result of a $2.0 million, or 5.8%, increase in the average balance of mortgage-backed securities, which was partially offset by a 30 basis point decrease in the yield earned thereon. The decrease in interest income on other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $3.0 million, or 15.2%, decrease in the average balance of other earning assets, which was partially offset by a 13 basis point increase in the yield earned thereon. The increase in the average balance of the investment securities is due primarily to the proceeds of the Conversion.

For the nine months ended September 30, 1996, the Company's total interest income was $13.7 million, compared to $12.7 million for the nine months ended September 30, 1995. The reasons for the $1.0 million, or 7.9%, increase in interest income were a $926,000, or 9.7%, increase in interest income from loans and a $178,000, or 9.8%, increase in interest income from mortgage-backed securities, partially offset by a $12,000, or 1.6%, decrease in interest income from investment securities available for sale and an $84,000, or 14.8%, decrease in interest income from interest-bearing deposits. The increase in interest income from loans was the result of a $15.6 million, or 10.3%, increase in the average balance of loans, which was partially offset by a four basis point decrease in the average yield earned thereon. The decrease in interest income from investment securities was the result of a $2.2 million, or 13.4%, decrease in the average balance of investment securities, which was partially offset by an 83 basis point increase in the yield thereon. The increase in interest income on mortgage-backed securities was the result of a $4.4 million, or 13.2%, increase in the average balance of mortgage-backed securities, which was partially offset by a 21 basis point decrease in the yield earned thereon. The decrease in interest income on other earning assets was the result of a $1.8 million, or 12.9%, decrease in the average balance of other earning assets and a 12 basis point decrease in the yield earned thereon.

INTEREST EXPENSE

The Company's total interest expense was $2.7 million during the three months ended September 30, 1996, compared to $2.6 million for the three months ended September 30, 1995. The primary reason for the $126,000, or 4.8%, increase in interest expense was an increase of $211,000 in interest expense paid on advances from the FHLB on an average balance of $15.4 million, which was partially offset by an $87,000, or 3.7%, decrease in interest expense paid on certificates of deposit due to a $4.1 million, or 2.6%, decrease in the average balance of such certificates together with a seven basis point decrease in the average cost thereof. The borrowings from the FHLB are used to fund residential, consumer, and commercial loans.

The Company's total interest expense was $8.1 million during the nine months ended September 30, 1996, compared to $7.5 million for the nine months ended September 30, 1995. The primary reasons for the $625,000, or 8.4%, increase in interest expense was a $375,000, or 5.6%, increase in interest expense paid on certificates of deposit due to a $2.2 million, or 1.4%, increase in the average balance of such certificates together with a 24 basis point increase in the average cost thereof and an increase of $274,000 in interest expense paid on advances from the FHLB on an average balance of $6.7 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 in the three months ended September 30, 1996 as compared to $0 for the same period in 1995. No provision for loan losses was taken in 1995 until the fourth quarter, with such provision being $1.3 million.

For the nine months ended September 30, 1996, the provision for loan losses increased $135,000 when compared to the nine month period ended September 30, 1995. There was no provision for loan losses for the nine month period ended September 30, 1995.

NON-INTEREST INCOME

Non-interest income decreased $38,000, or 18.7%, in the three months ended September 30, 1996 to $165,000, compared to $203,000 for the three months ended September 30, 1995. Such decrease was due primarily to a $49,000, or 100.0%, increase in net losses on the sale of loans, which was partially offset by a $12,000, or 62.1%, increase in miscellaneous other income.

For the nine month period ended September 30, 1996, non-interest income increased $24,000, or 3.7%, to $666,000, compared to $642,000 for the nine month period ended September 30, 1995. Such increase was due primarily to an $84,000, or 121.7%, increase in nonrecurring miscellaneous other income, which was partially offset by an increase of $52,000, or 100.0%, in net losses on the sale of loans.

NON-INTEREST EXPENSE

Noninterest expense increased $1.4 million, or 94.6%, in the three months ended September 30, 1996 to $2.9 million, compared to $1.5 million in the three months ended September 30, 1995. Such increase was due primarily to a $1.3 million increase in Federal Deposit Insurance Premiums resulting from a one-time special SAIF assessment of $1.3 million.

For the nine months ended September 30, 1996, noninterest expense increased $1.7 million, or 43.6%, to $5.7 million, compared to $4.0 million for the nine months ended

September 30, 1995. Such increase was due primarily to a $1.3 million increase in Federal Deposit Insurance Premiums resulting from a one-time special SAIF assessment, a $135,000, or 7.4%, increase in salaries and employee benefits, and a $140,000, or 13.3%, increase in miscellaneous other expenses.

INCOME TAX EXPENSE

Income tax expense decreased by $303,000, or 233.1%, in the three months ended September 30, 1996 to become a tax benefit of $173,000, compared to an income tax expense of $130,000 for the three months ended September 30, 1995. The decrease in income tax expense reflects a loss before income taxes.

In the nine month period ended September 30, 1996, income tax expense decreased $489,000, or 75.5%, to $159,000, compared to $648,000 for the nine months ended September 30, 1995. The decrease in income tax expense reflects a decrease in taxable income.

FDIC INSURANCE EXPENSE

On September 30, 1996 President Clinton signed into law an omnibus appropriations bill that provided for an immediate recapitalization of the Savings Association Insurance Fund ("SAIF"), and proposed a merger of the Bank Insurance Fund ("BIF") with the SAIF possibly as early as January 1, 1999. The Bank's deposits are insured by FDIC through the SAIF, and as such, the Bank incurred a one-time special assessment of $1.3 million (pre-tax) on September 30, 1996. For the first three quarters of 1996, the Bank's SAIF premium rate was 23 basis points, exclusive of the special assessment. Based upon the new law, the Bank expects the SAIF premium rate for the fourth quarter of 1996 to be approximately 11 basis points (annual equivalent), and approximately 6.5 basis points annually in 1997, 1998, and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings (primarily consisting of advances from the FHLB of Dallas). At September 30, 1996, the Company had $20.3 million of outstanding advances from the FHLB of Dallas, and no other borrowings.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1996, the total approved loan commitments outstanding amounted to $7.0 million and the undisbursed loans in process totaled $9.0 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $443,000 and $110,000 respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $80.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates that even with interest rates at lower levels than have been experienced in recent years, which has caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 1996 the Bank was in compliance with all applicable regulatory capital requirements.

The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1996.





                                                Required                     Actual                    Excess
                                          --------------------         -----------------        -----------------
                                          Percent       Amount         Percent    Amount        Percent    Amount
                                          -------       ------         -------    ------        -------    ------
                                                                       (Dollars in Thousands)



Tier 1 leverage capital ratios             4.00%        $10,130         13.07%    $33,096        9.07%     $22,966

Risk-based capital ratios

                 Tier 1                    4.00           5,143         25.74%     33,096       21.74%      27,953

                 Total                     8.00          10,286         27.00%     34,713       19.00%      24,427



The Company has separate, similar regulatory capital requirements applicable to it as a bank holding company. As of September 30, 1996, the Company's levels of regulatory capital also were well in excess of the minimum regulatory capital requirements. The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consist of its investment in the Bank, the Company's loan to the Bank's ESOP and 50% of the net proceeds retained from the Conversion, and its sources of income consist primarily of earnings from the investment of such funds as well as any dividends from the Bank.
The only expenses incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and related expenses as a publicly traded company. Management believes that the Company has adequate liquidity available to respond to liquidity demands.

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Not applicable.

         b) No Form 8-K reports were filed during the quarter.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACADIANA BANCSHARES, INC.


Date:  November 7, 1996                 By:  /S/ GERALD G. REAUX, JR
                                        ____________________________
                                             Gerald G. Reaux, Jr.,
                                             President and Chief Executive
                                             Officer

Date:  November 7, 1996                  By:  /S/ EMILE E. SOULIER, III
                                         _______________________________
                                              Emile E. Soulier, III,
                                              Vice-President and Chief
                                              Financial Officer