Form 10-K405
period 1996-12-31
ACADIANA BANCSHARES INC /LA
filed 1997-03-31
CIK 1011024

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1996

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _______ to ________

                     Commission File No.: 1-14364

                      Acadiana Bancshares, Inc.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Louisiana                                72-1317124
---------------------------------            -------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)            Identification Number)

    107 West Vermilion Street
       Lafayette, Louisiana                          70502
    -------------------------                        -----
(Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code: (318) 232-4631

      Securities registered pursuant to Section 12(b) of the Act:

                Common Stock (par value $0.01 per share)
                ----------------------------------------
                           (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



As of March 27, 1997, the aggregate market value of the 2,731,250 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 105,887 shares held by all directors and officers of the Registrant as a group, was approximately $50.5 million. This figure is based on the closing sale price of $19.25 per share of the Registrant's Common Stock on March 27, 1997.

Number of shares of Common Stock outstanding as of December 31, 1996:
2,731,250

                   DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

Item 1. Business.

General

Acadiana Bancshares, Inc., ("the Company) is a Louisiana corporation organized in February 1996 by LBA Savings Bank (the "Bank" or the
"Savings Bank") for the purpose of acquiring all of the capital stock of the Bank to be issued by the Bank in the conversion (the "Conversion") of the Bank from the mutual to stock form, which was completed on July 16, 1996. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to an employee stock ownership plan ("ESOP"), and the net Conversion proceeds retained by the Company. To date, the business of the Company has consisted of the business of the Bank. The Company's common stock trades on the American Stock Exchange under the symbol "ANA." At December 31, 1996, the Company had total assets of $264.4 million, total deposits of $193.5 million, and stockholders' equity of $47.1 million.

The Bank is a Louisiana chartered, stock savings bank conducting business from its main office and three branch offices, all located in Lafayette, Louisiana and one loan production office in Eunice, Louisiana. Deposits at the Bank are insured, up to applicable limits, by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC").

The Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans through its continuing operation of the Bank. At December 31, 1996, the Company's loan portfolio totaled $182.7 million, or 69.1% of the Company's assets. In addition to its lending activities, the Company also invests in mortgage-backed securities and investment securities. The Company's mortgage-backed securities portfolio totaled $34.7 million, or 13.1% of the Company's total assets at December 31, 1996, and its investment securities portfolio amounted to $20.5 million, or 7.8% of total assets at such date. Traditionally, the Company's principal source of funds has come from deposits. At December 31, 1996, the Company had total deposits of $193.5 million, of which $46.7 million, or 24.1%, consisted of core deposits which include passbook, money market deposits ("MMDA"), negotiable order of withdrawal ("NOW") and noninterest-bearing accounts and $146.8 million, or 75.9%, consisted of certificates of deposit, including $36.0 million of deposit accounts equal to or exceeding $100,000.

The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System
("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC, as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas which is one of twelve regional banks comprising the FHLB System.

The Company's executive office is located at 101 West Vermilion Street, Lafayette, Louisiana, 70501, and its telephone number is (318) 232-4631.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.



                                                                       At December 31,
                         ----------------------------------------------------------------------------------------------------------
                                1996                   1995                  1994                 1993                 1992
                         --------------------   ------------------    -----------------    ------------------    ------------------
                                   Percent of              Percent               Percent              Percent               Percent
                         Balance      Total     Balance   of Total    Balance   of Total   Balance   of Total    Balance   of Total
                         -------   ----------   -------   --------    -------   --------   -------   --------    -------   --------
                                                                     (Dollars in thousands)


Type of loan:
 Real estate loans:
  Residential single
   family..........      $142,965   78.24%       $127,656   80.96%    $120,483   79.71%      $115,308   75.22%     $110,332   71.54%
  Construction.....        10,565    5.78%          7,304    4.63        6,908    4.57          5,339    3.48         7,902    5.12
  Multi-family
   residential.....           862    0.47%          1,202    0.76        1,638    1.08          2,049    1.34         2,380    1.54
  Commercial and
   other real
   estate..........        12,873    7.05%         13,370    8.48       13,505    8.93         15,973   10.42        17,447   11.31
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----
Total real estate
 loans............        167,265   91.54%        149,532   94.83      142,534   94.29        138,669   90.46       138,061   89.51
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----
 Non-real estate
  loans:
   Consumer......         16,727     9.15%        13,704     8.69       12,749    8.43         17,793   11.61        21,030   13.64
   Commercial
    business.....          7,363     4.03%         1,358     0.86        1,479    0.98          1,394    0.91         1,478    0.96
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----
Total non-real estate
 loans...........         24,090    13.18%        15,062     9.55       14,228    9.41         19,187   12.52        22,508   14.60
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----
Total loans......        191,355   104.72%       164,594   104.38      156,762  103.70        157,856  102.98       160,569  104.11
Less:
 Undisbursed loan
  funds..........          5,899     3.23%         4,292     2.72        3,593    2.37          2,929    1.91         5,004    3.24
 Unearned
  discounts......           (331)  (-0.18)%         (206)   -0.13          498    0.33            600    0.39           673    0.44
 Allowance for
  loan losses....          2,592     1.42%         2,329     1.48        1,087    0.72          1,015    0.66           981    0.64
 Net deferred
  fees (cost)....            471     0.26%           488     0.31          423    0.28             28    0.02          (322)  (0.21)
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----
Total loans, net..       $182,724   100.0%      $157,691   100.00%    $151,161  100.00%      $153,284  100.00%     $154,233 100.00%
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----
                         --------   -----        --------   -----     --------   -----       --------   -----      --------   -----

Contractual Maturities. The following table sets forth the time to contractual maturity of the Company's loan portfolio at December 31, 1996.
                                          Over One
                           Less than       Through       Over Five
                            One Year     Five Years        Years       Total
                           ---------     ----------      ----------    -----
                                          (Dollars in Thousands)

Residential single-family
 mortgage loans............  $5,070       $22,845         $115,050    $142,965
Multi-family residential...      49           246              567         862
Commercial and other
 real estate...............     820         3,782            8,271      12,873
Construction loans.........  10,565            --               --      10,565
Commercial business loans..   2,335         2,577            2,451       7,363
All Other loans............   2,593        10,522            3,612      16,727
                            -------       -------         --------   ---------
Total...................... $21,432       $39,972         $129,951    $191,355
                            -------       -------         --------   ---------
                            -------       -------         --------   ---------

The following table sets forth the dollar amount at December 31, 1996 of all loans maturing after December 31, 1997 by fixed and adjustable interest rates.

                                   Fixed            Adjustable
                                   Rates              Rates
                                   -----            ----------
                                       (In thousands)

Loans secured by 1-4 family
 residential property..........    $63,870            $74,025
All other loans secured
 by real estate................      3,957              8,909
All other loans................     17,609              1,553
                                   -------            -------
                                   $85,436            $84,487
                                   -------            -------
                                   -------            -------

Scheduled amortization does not reflect the expected term of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

Loan Origination and Sales Activity. The table below sets forth the Company's total loan origination and loan reduction experience during the periods indicated. The Company historically has not made any loan purchases.

                                         Years Ended December 31,
                                      -------------------------------
                                      1996          1995         1994
                                      ----          ----         ----
                                               (In Thousands)

Loans receivable, net
 beginning of period............      $157,691      $151,161     $153,284
Loan originations:
 Residential single family......        27,612        16,172       21,679
 Construction loans.............        20,059         7,810        8,015
 Multi-family residential.......            --            --           --
 Commercial and other
  real estate...................            15           870        1,073
 Commercial business loans......         7,334           723          815
 Consumer loans.................        13,078         10,162       5,792
                                      --------       --------     -------
   Total loan originations......        68,098         35,737      37,374
                                      --------       --------     -------
Loan reductions:
 Loan sales.....................        (6,460)        (1,551)       (557)
 Principal repayments...........       (34,611)       (26,219)    (38,098)
 Other changes, net(1)..........        (1,994)        (1,437)       (842)
                                      --------       --------     -------
   Total loan reductions........       (43,065)       (29,207)    (39,497)
                                      --------       --------     -------
Loans receivable, net end
 of period......................      $182,724       $157,691    $151,161
                                      --------       --------     -------
                                      --------       --------     -------

----------------------------

(1) Includes changes in net deferred loan fees, allowance for loan losses, unearned discounts and loans in process.

The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Company's mortgage officers, while the Company's designated consumer lenders have primary responsibility for taking consumer loan applications, and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Company's loan originators will take loan applications at any of the Company's offices and, on occasion, outside of the Company's offices at the customer's convenience. The process of underwriting loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized in the Company's main office. The Company's commercial loan officers are responsible for overseeing the underwriting of all commercial business and commercial real estate loans. The Company generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Company's Board of Directors. LBA Savings requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

Residential mortgage loan applications are primarily developed from advertising, referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate and commercial business loan applications are obtained primarily from previous borrowers, direct solicitations by Company personnel, as well as referrals. Consumer loans originated by the Company are obtained primarily from advertising, and through existing and walk-in customers.

Applications for real estate mortgage loans, construction loans and commercial business loans must be reviewed and approved by the Loan Committee of the Company's Board of Directors. Unsecured consumer loans in amounts up to $25,000 and secured consumer loans in amounts up to $50,000 may be approved by designated senior loan officers of the Company. The Company's Commercial Lending Manager has authority to approve secured commercial business loans in amounts up to $100,000. The Company's President and Chief Executive Officer has authority to approve loans in amounts up to $250,000. Loans exceeding the above-described amounts but which are less than $500,000 must be approved by the Loan Committee of the Company's Board of Directors. Loans in excess of $500,000 must be reviewed and approved by the full Board of Directors of the Company.

Single-Family Residential Loans. Substantially all of the Company's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Company's single-family residential mortgage loans are secured by properties located in Lafayette, Louisiana and the Louisiana parishes immediately contiguous to Lafayette Parish, and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the FHA, or the Federal National Mortgage Association ("FNMA"). Sales of residential mortgage loans have been insignificant to date. As of December 31, 1996, $143.0 million, or 78.2%, of the Company's total loans consisted of single-family residential mortgage loans.

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FNMA and the FHLMC, and other investors in the secondary market for single-family residential mortgages. At December 31, 1996, $67.5 million, or 47.2%, of the Company's single-family residential mortgage loans were fixed-rate loans. At December 31, 1996, the weighted average remaining term to maturity of the Company's fixed-rate, single-family residential mortgage loans was approximately 15 years. Substantially all of the Company's fixed-rate, single family residential mortgage loans contain due-on-sale clauses, which permit the Company to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Company enforces such due-on-sale clauses.

The adjustable-rate loans currently offered by the Company have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index (the primary index utilized by the Company is the Eleventh District Cost of Funds for SAIF-Insured Institutions), plus a stipulated margin. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. From time-to-time, based on prevailing market conditions, the Company may offer adjustable-rate loans with "teaser" rates, i.e., initial rates below the fully indexed rate. At December 31, 1996, $75.5 million or 52.8%, of the Company's single-family residential mortgage loans were adjustable-rate loans.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Company believes these risks, which have not had a material adverse effect on the Company to date because of the generally declining or flat interest rate environment in recent years, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

For conventional residential mortgage loans held in the portfolio and also for those loans originated for sale in the secondary market, the Company's maximum loan-to-value ("LTV") ratio is 80%, and is based on the lesser of sales price or appraised value. Generally on loans with a LTV ratio of over 80%, private mortgage insurance ("PMI") is required on the amount of the loan in excess of 80% of value. However, the Loan Committee may approve loans with LTV ratios of up to 89.5% without PMI.

Commercial and Other Real Estate Loans and Multi-Family Residential Loans. At December 31, 1996, the Company had $12.9 million in outstanding loans secured by commercial and other real estate. Such commercial and other real estate loans, which comprised 7.0% of the Company's total loan portfolio at December 31, 1996, are secured primarily by office and other commercial buildings, retail and manufacturing properties and church properties. At such date, 145,000, or 1.1%, of the Company's commercial and other real estate loans were non-performing loans.

The Company's commercial real estate loans generally are one-year adjustable loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Company's underwriting standards generally provide for terms of up to ten years, with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Company obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

At December 31, 1996, the Company had $862,000 of multi-family residential real estate loans. The Company has not originated any new multi-family residential loans during the past two years, and does not anticipate becoming an active originator of multi-family residential loans.

The Company evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Company has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 150%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed or certified appraiser (generally Master Appraisal Institute ("MAI") certified) commissioned by the Company to substantiate values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Company prior to the approval of the loan. On occasion the Company also retains a second independent appraiser to review an appraisal report.

Commercial real estate and multi-family residential lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The

Company attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

Construction Loans. Substantially all of the Company's construction loans have consisted of loans to construct single-family residences. As of December 31, 1996, the Company's construction loans amounted to $10.6 million, or 5.8% of the Company's total loan portfolio.

The Company makes construction loans both to individuals and to builders. Construction loans made to individuals for one-to-four family residences normally are construction/permanent loans which provide for the payment of interest during the construction period, after which the loan converts to a permanent loan at fixed or adjustable interest rates with monthly amortization of principal and interest. Construction loans to individuals for single-family residential properties generally have a maximum LTV ratio of 80% of the sales price or appraised value of the property, whichever is less. Higher ratios require PMI. The Company originated $14.9 million of single-family construction loans to individuals during the year ended December 31, 1996.

The Company's policies permit loans to builders constructing single-family residential properties on a speculative basis; however, such policies generally limit a builder to two such loans. Other builder loans are made to finance construction of residences which have been pre-sold prior to loan closing. Loans made to builders generally require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Construction loans to builders made on a speculative basis are generally limited to 85% of the appraised value of the property. The Company originated $4.7 million in single family construction loans to builders during the year ended December 31, 1996.

Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project periodically is inspected by an independent inspector.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.

As of December 31, 1996, none of the Company's construction loans were considered non-performing.

Consumer Loans. The Company offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1996, $16.7 million, or 9.2% of the Company's total loan portfolio was comprised of consumer loans. The Company originates substantially all of such loans in its primary market area.

Origination of consumer loans by the Company amounted to $13.1 million in 1996 compared to $10.2 million and $5.8 million in 1995 and 1994, respectively. The primary reason for the increase in consumer loans originated in 1996 and 1995 were the result of the Company's determination to increase its portfolio of automobile loans due to their generally higher yields and shorter terms to maturity compared to mortgage loans. During 1996, the Company discontinued its indirect automobile loan origination program which it had initiated during 1995. Indirect automobile loans originated accounted for approximately 43.6% and 39.3% of the Company's total consumer loans originated during 1996 and 1995, respectively. Although applications for such loans are taken by employees of the dealer, the loans are made pursuant to the Company's underwriting standards using the Company's documentation, and all such indirect loans must be approved by a loan officer of the Company before disbursement of loan proceeds. The Company also originates automobile loans directly, primarily to existing customers. During the years ended December 31, 1996, 1995, and 1994, the Company directly originated $2.2 million, $1.9 million, and $1.3 million, respectively, in automobile loans.

Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer finance loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. As of December 31, 1996, $45,000, or 0.6% of the Company's consumer loans from indirect origination activities were considered non-performing. As of December 31, 1996, $96,000, or 0.6% of the Company's total consumer loans were considered non-performing.

Commercial Business Loans. At December 31, 1996, the Company's commercial business loans amounted to $7.4 million, or 4.0% of the Company's net loan portfolio. Prior to 1996, the Company had not been an active originator of commercial business loans, and, the Company's outstanding commercial business loans at December 31, 1995 were comprised entirely of an existing line of credit to one Lafayette, Louisiana automobile leasing company.

Due to the generally higher yields available and/or adjustable interest rates, the Company resolved to increase its emphasis on originated commercial business loans. In February 1996, the Company hired a new Senior Vice President--Commercial Lending Manager with extensive experience in commercial lending in southwestern Louisiana. The Company intends to concentrate its commercial lending activities among small- to mid-size businesses in Lafayette, Louisiana and contiguous parishes in a manner consistent with its current underwriting standards. Commercial business lending generally involves more credit risk than traditional, single-family residential mortgage lending.

Origination of commercial business loans by the Company amounted to $7.3 million in 1996, compared to $723,000, and $815,000 in 1995 and 1994, respectively. The primary reason for the increase in commercial business loans originated in 1996 was the hiring of the new commercial loan officer in February 1996. As of December 31, 1996, the Company had no non-performing commercial business loans.

Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of 1990 (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under the LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of a savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through (iv). Readily marketable collateral consists of financial instruments or bullion which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 1996, the Company's limit on loans-to-one borrower under LSBA was approximately $5.1 million. At December 31, 1996, the Company's five largest loans or groups of loans-to-one borrower ranged from $1.0 million to $2.3 million, and all such loans were performing in accordance with their terms.

Asset Quality

General. As part of the Company's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Company's assets are subject to review under the classification system. All assets of the Company are periodically reviewed and the classifications are reviewed by the Audit Committee of the Board of Directors on at least a quarterly basis.

When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 16 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under generally accepted accounting principles ("GAAP") are classified as real estate owned until sold. Pursuant to Statement of Procedure ("SOP")
92-3 issued by the American Institute of Certified Public Accountants ("AICPA") in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a refutable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3. At December 31, 1996 the net carrying value of the Company's real estate owned was $75,000.

Under GAAP, the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings". In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Company had $535,600 of loans deemed to be troubled debt restructurings as of December 31, 1996.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                         December 31, 1996
                          ----------------------------------------------------
                                 30-59 Days                60-89 Days
                          --------------------------    ----------------------
                                        Percent of                Percent of
                          Amount       Loan Category    Amount   Loan Category
                          ------       -------------    ------   -------------
                                          (Dollars in Thousands)

Mortgage loans:
 Residential:
  Single-family.......    $550            0.38%          $181         0.13%
  Multi-family........      --            0.00             --         0.00
  Commercial and
   other real estate..      28            0.22             --         0.00
  Construction........      --            0.00             --         0.00
  Consumer............     326            1.92             52         0.31
  Commercial
   business...........      --              --             --           --
                          ----                           ----
    Total Loans.......    $904             .49%          $233          .15%
                          ----                           ----
                          ----                           ----

Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans, other real estate owned, and non-performing investments in real estate at the dates indicated.



                                                       At December 31,
                                      ------------------------------------------------
                                      1996      1995         1994        1993     1992
                                      ----      ----         ----        ----     ----
                                                    (Dollars in Thousands)

Accruing loans 90
days or more past due:

 Residential single-family.....        $--       $--         $377          $1,543   $1,236
 Construction..................         --        --           --              --       --
 Multi-family residential......         --        --           --              76       --
 Commercial and other
  real estate..................         --        --           --             240      121
 Consumer......................         --        --           96             152      125
 Commercial business...........         --        --           --              --       --
                                       ----     -----        -----        --------  --------
   Total accruing loans........         --        --          473           2,011    1,482
                                       ----     -----        -----        --------  --------
Non-accrual loans:
 Residential single-family.....        632       527           72             229       97
 Construction..................         --        --           --              --       --
 Multi-family residential......         --        --           --              --       --
 Commercial and other
  real estate..................        145       197           --             452      405
 Consumer......................         96        16           21             105      131
 Commercial business...........         --        --           --              --       --
                                       ----     -----        -----        --------  --------
Total non-accrual loans........        873       740           93             786      633
                                       ----     -----        -----        --------  --------
Total non-performing loans.....        873       740          566           2,797     2,115
Other real estate owned, and
 repossessed assets............         75       845        2,449           2,693     3,554
                                       ----     -----        -----        --------  --------
Total non-performing assets....       $948     $1,585      $3,015          $5,490    $5,669
                                       ----     -----        -----        --------  --------
                                       ----     -----        -----        --------  --------
Performing troubled debt
 restructurings................       $536       $878        $954            $996    $1,044
                                       ----     -----        -----        --------  --------
                                       ----     -----        -----        --------  --------
Total non-performing assets and
 troubled debt restructurings...     $1,484    $2,463       $3,969          $6,486   $6,713
                                       ----     -----        -----        --------  --------
                                       ----     -----        -----        --------  --------
Non-performing assets to total
 loans..........................      0.52%     1.01%        1.92%           3.48%     3.53%
Non-performing assets to total
 assets.........................      0.36%     0.70%        1.35%           2.35%     2.45%
Non-performing loans to total
 loans..........................      0.48%     0.45%        0.36%           1.77%     1.32%
Non-performing loans to total
 assets.........................      0.33%     0.33%        0.25%           1.20%     0.91%
Total non-performing assets
 and troubled debt restructurings
 to total assets................      0.56%     1.03%        1.78%           2.78%     2.90%


For the year ended December 31, 1996, approximately $131,000 in gross interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended December 31, 1996, $78,000 was included in net income for these loans.

Other Classified Assets. Federal regulations require that the Company classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them in their reports of examination. There are three classifications for problem assets:
"substandard,", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

At December 31, 1996, the Company had $2.1 million of assets classified substandard and no assets classified as doubtful or loss. At such date, the aggregate of the Company's classified assets amounted to .8% of total assets.

Potential Problem Loans. The Company has identified a group of residential mortgage loans which were originated under its discontinued program of making loans to facilitate the sale of real estate owned, and which, at December
31, 1996, totaled $6.0 million, or 3.3% of the Company's gross loan portfolio. Loans in this portfolio were originated at 90% to 100% of collateral value, without credit enhancements such as private mortgage insurance. Although the portfolio is not currently demonstrating credit problems evidenced by delinquent loan payments, the Company recognizes that these loans are secured primarily by residential real estate which generally became severely depressed during the most recent economic downturn. In that regard, the Company has serious concerns that the collateral values would again become severely adversely affected in the next economic downturn. Accordingly, the Company believes the relative credit risk with regard to this group of loans to be higher than that of its other residential mortgage loans, taken as a whole.

Also, during 1995, the Company commenced a program of originating automobile loans indirectly through a network of approximately 12 new and used automobile dealers located in Lafayette, Louisiana, and in nearby parishes. Although the Company determined to discontinue this program (see "Business--Consumer Loans") in 1996, the outstanding portfolio totaled $7.4 million at December 31, 1996, or 4.1% of the Company's net loans. This group of loans has demonstrated much higher delinquency ratios than that of the Company's other secured consumer loans. Several of the loans in this portfolio demonstrated serious credit problems such as first payment default. Also, the Company's recent experience during the fourth quarter of 1996 indicates that the collateral values securing those loans which became delinquent are generally insufficient to cover the amounts due the Company. Accordingly, the Company believes this indirect loan portfolio has higher relative credit risks than that of its other consumer loans, taken as a whole.

Allowance for Loan Losses. The Company's policy is to establish reserves for estimated losses on loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1996, the Company's allowance for loan losses amounted to 183.96% and 1.35% of the Company's non-performing loans and troubled debt restructurings, and gross loans, respectively.

Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the Office of Thrift Supervision ("OTS") and the Federal Reserve Board, issued the Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement also sets forth quantitative measures which examiners may use to determine the reasonableness of an allowance; (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." The review of the Policy Statement did not result in a material adjustment to the Company's policy for establishing loan losses.

The following table describes the activity related to the Company's allowance for possible loan losses for the periods indicated.



                                                     Years Ended December 31,
                                       ---------------------------------------------------
                                       1996       1995        1994        1993        1992
                                       ----       ----        ----        ----        ----
                                                      (Dollars in Thousands)

Balance, beginning of period.....      $2,329     $1,087      $1,015       $981          $208
Provision for loan losses........         355      1,274          63        235         1,293
Charge-offs:
 Residential single-family.......          --        (70)        (37)       (42)         (231)
 Construction....................          --         --          --         --            --
 Multi-family residential........          --         (7)         --         --            --
 Commercial and other
  real estate....................         (67)        --          --         --           (98)
 Commercial business.............          --         --         (11)        --            --
 Consumer........................        (210)       (50)       (135)      (211)         (240)
                                      -------      -----      ------      -----        ------
   Total charge-offs.............        (277)      (127)       (183)      (253)         (569)
                                      -------      -----      ------      -----        ------
Recoveries:
 Residential single-family.......          87         10          72         29            46
 Construction....................          --         --          --         --            --
 Multi-family residential........          --         --          --         --            --
 Commercial and other
   real estate...................          10         --          55         --            --
 Commercial business.............          --         --          --         --            --
 Consumer........................          88         85          65         23             3
                                      -------      -----      ------      -----        ------
   Total recoveries..............         185         95         192         52            49
                                      -------      -----      ------      -----        ------
Net (charge-offs)/recoveries.....         (92)       (32)          9       (201)         (520)
                                      -------      -----      ------      -----        ------
Balance, end of period...........       2,592      2,329       1,087      1,015           981
                                      -------      -----      ------      -----        ------
                                      -------      -----      ------      -----        ------
Allowance for loan losses
 to total non-performing loans
 and troubled debtrestructurings
 at end of period................      183.96%    143.94%      73.10%     26.76%        31.05%
                                      -------      -----      ------      -----        ------
                                      -------      -----      ------      -----        ------
Allowance for loan losses
 to total loans at end of period..       1.35%      1.41%       0.69%      0.64%         0.61%
                                      -------      -----      ------      -----        ------
                                      -------      -----      ------      -----        ------


The following table presents an allocation of the allowance for losses on loans by the categories indicted and the percentage that loans in each category bear to the total loans. This allocation is used by management to assist in its evaluation of the Company's loan portfolio. It should be noted that allocations are no more than estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Company's assessment of its loan portfolio, all of the Company's allowances for losses on loans have been allocated to the categories indicated. Allocations of these loans are based primarily on the creditworthiness of each borrower. In addition, general allocations are also made to each category based upon, among other things, the current and future impact of economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on the prior loss experience and a review of current economic conditions.



                                                                   At December 31,
                         ---------------------------------------------------------------------------------------------------------
                                     Percent              Percent               Percent               Percent             Percent
                                     of Loans             of Loans              of Loans              of Loans            of Loans
                          1996      to Gross     1995    to Gross     1994     to Gross      1993    to Gross    1992    to Gross
                         Amount       Loans     Amount     Loans     Amount      Loans      Amount     Loans    Amount     Loans
                         ------     --------    ------   --------    ------    --------     ------   --------  -------   ---------
                                                               (Dollars in thousands)
Real estate loans:
 Residential
  single-family.......    $1,565      74.71%     $1,773    77.56%     $597       76.86%       $542     73.05%     $677      68.91%
 Construction.........        58       5.52          22     4.44        15        4.41         15       3.38        18       4.92
 Multi-family
  residential.........         7       0.45          80     0.73        30        1.04         33       1.30        15       1.48
 Commercial and other
  real estate.........       460       6.73         331     8.12       277        8.62        245      10.12       102      10.87
                          ------      -----      ------    -----      ----       -----        ----     -----      ----      -----
Total real estate
 loans................     2,090      89.41       2,206    90.85       919       90.93        835      87.85       812      85.98
                          ------      -----      ------    -----      ----       -----        ----     -----      ----      -----
Non-real estate loans:
 Commercial business...      163       3.85          26     0.82        --        0.94          --      0.88        --       0.92
 Consumer..............      339       8.74          97     8.33       168        8.13         180     11.27       169      13.10
                          ------      -----      ------    -----      ----       -----        ----     -----      ----      -----
Total non-real
 estate loans.........       502      12.59         123     9.15       168        9.07         180     12.15       169      14.02
                          ------      -----      ------    -----      ----       -----        ----     -----      ----      -----
Total allowance for
 loan losses..........    $2,592     100.00%     $2,329   100.00%    $1,087     100.00%     $1,015    100.0%      $981     100.00%
                          ------      -----      ------    -----      ----       -----        ----     -----      ----      -----
                          ------      -----      ------    -----      ----       -----        ----     -----      ----      -----

                                      19

Management of the Company presently believes that its allowance for loan losses is adequate to cover any potential losses in the Company's loan portfolio. However, future adjustments to this allowance may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Investment Activities

General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Company's Board of Directors has authorized investments in U.S. Government and agency securities, obligations of the FHLB, and mortgage-backed securities issued by FNMA and FHLMC. The Company's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. On December 31, 1996, the Company's mortgage-backed securities and investment securities portfolio amounted to $34.7 million and $20.5 million, respectively. At such date, the Company had an unrealized gain of $383,100, net of deferred taxes, with respect to its securities available for sale.

Mortgage-Backed Securities. As of December 31, 1996, the Company's mortgage-backed securities amounted to $34.7 million, or 13.1% of total assets. The Company's mortgage-backed securities portfolio provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represents a participation interest in a pool of single-family or multi-family mortgages. The servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban

Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, The FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which limit is currently $214,600.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The Company's mortgage-backed securities portfolio includes investments in mortgage-backed securities backed by adjustable rate mortgages ("ARMs") or securities which otherwise have an adjustable rate feature.

The Company's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and thus, contain a high degree of interest rate risk. At December 31, 1996, the Company's investment in CMOs amounted to $11.2 million, all of which consisted of regular interests. As of December 31, 1996, the Company's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMOs or interest-only and principal-only securities.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

As of December 31, 1996, $13.1 million of the Company's mortgage-backed securities were classified as held to maturity and $21.6 million were classified as available for sale. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

During 1995, the Company reviewed its entire portfolio of mortgage-backed securities, all of which previously had been classified as held to maturity, and designated all of its fixed-rate mortgage-backed securities as available for sale. The designation of such mortgage-backed securities as available for sale provides the Company with additional flexibility to sell such securities if deemed appropriate in response to, among other things, changes in interest rates.

At December 31, 1996, the weighted average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 11.3 years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At
December 31, 1996, of the $34.7 million of mortgage-backed securities, an aggregate of $21.6 million were secured by fixed-rate securities and classified as available for sale, and an aggregate of $13.1 million were secured by adjustable-rate securities and classified as held to maturity.

The following table sets forth certain information regarding the Company's mortgage-backed securities at the dates indicated.


                                                           December 31,
                              -------------------------------------------------------------------------
                                       1996                     1995                      1994
                              -----------------------    --------------------     ---------------------
                              Held to       Available    Held to    Available     Held to     Available
                              Maturity      for Sale     Maturity   for Sale      Maturity    for Sale
                              --------      ---------    --------   ---------     --------    ---------
                                                        (Dollars in Thousands)

Mortgage-backed securities:
 FHLMC.......................   $822          $6,853       $936       $8,361        $10,323       --
 FNMA........................    232          12,449        259       15,185         17,113       --
 GNMA........................  1,320           1,776      1,585        1,981          3,916       --
 FNMA CMO....................  4,733             488      4,733          495            503       --
 FHLMC CMO...................  5,980              --      5,979           --          1,494       --
                               -----          ------      -----       ------        -------     -----
Total mortgage-backed
 securities..................$13,087         $21,566    $13,492      $26,022        $33,349      $--
                               -----          ------      -----       ------        -------     -----
                               -----          ------      -----       ------        -------     -----


Investment Securities. The Company's investments in investment securities consist primarily of securities issued by the U.S. Treasury and federal government agency obligations. As of December 31, 1996, the Company's entire portfolio of investment securities was classified available for sale and amounted to $20.5 million, net of gross unrealized gains of $148,700. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding ten years. As of December 31, 1996, the estimated weighted average life of the Company's investment securities portfolio was
4.0 years.

The following table sets forth certain information regarding the Company's investment securities at the dates indicated.



                                                           December 31,
                                ------------------------------------------------------------------
                                        1996                     1995                   1994
                                --------------------     ------------------     ------------------
                                Carrying      Market     Carrying    Market     Carrying    Market
                                  Value        Value       Value      Value       Value      Value
                                --------      ------     ---------   ------     --------    -------
                                                       (Dollars in Thousands)

U.S. Government and Federal
 agency obligations...........    $20,524      $20,524     $4,018      $4,018     $19,372     $18,875
Marketable equity securities..         15           15         12          12          14          14
                                  -------      -------     ------      ------     -------     -------
   Total......................    $20,539      $20,539     $4,030      $4,030     $19,386     $18,889
                                  -------      -------     ------      ------     -------     -------
                                  -------      -------     ------      ------     -------     -------

The following table sets forth certain information regarding the maturities of the Company's investment securities at December 31, 1996.



                                              Contractually Maturing
                     ----------------------------------------------------------------------------------------
                                  Weighted            Weighted             Weighted                 Weighted
                     Under 1      Average     1-5      Average    6-10     Average       Over 10     Average
                       Year        Yield     Years      Yield     Years     Yield         Years       Yield
                     -------      --------   -----    --------    -----    --------      -------    ---------
                                                      (Dollars in Thousands)

U.S. Government
 and federal
 agency
 obligations.....     $1,001        5.74%    $17,532    7.16%       $1,991   7.38%            --       0.00%


In addition, as a member of the FHLB of Dallas, the Bank is required to maintain an investment in stock of the FHLB of Dallas equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Dallas. As of December 31, 1996, the Bank's investment in stock of the FHLB of Dallas amounted to $1.8 million. During the year ended December 31, 1996, the Bank received $101,100 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

Sources of Funds

General. The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's branch offices. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. While available, until 1995, the Company made limited use of borrowings to supplement its deposits as a source of funds.

Deposits. The Company's current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 90 days to ten years and noninterest-bearing personal and business checking accounts. The Company's deposit products also include Individual Retirement Accounts ("IRA") certificates and Keogh accounts.

noninterest-bearing personal and business checking accounts. The Company's deposit products also include Individual Retirement Accounts ("IRA") certificates and Keogh accounts.

    The Company's deposits are obtained primarily from residents in its Primary Market Area. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Company operates two automated teller machines ("ATMs") and participates in the regional ATM network known as CIRRUS-Registered Trademark-.

    The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Company in recent years has experienced disintermediation of deposits into competing investment products.

    The following table sets forth certain information relating to the Company's Deposits at December 31, 1996.

                                                 DECEMBER 31, 1996                 DECEMBER 31, 1995
                                       --------------------------------------  -------------------------
                                                                                             PERCENT OF
                                                             PERCENT OF                         TOTAL
                                           AMOUNT          TOTAL DEPOSITS         AMOUNT      DEPOSITS
                                          --------        ----------------      --------   ------------
                                                                   (DOLLARS IN THOUSANDS)
Now accounts.........................     $ 11,528                5.96%         $ 10,689        5.18%
Money market accounts................        5,101                2.64             6,228        3.02
Noninterest-bearing checking
  accounts...........................        4,954                2.56             3,024        1.46
                                          --------              ------          --------      ------
    Total demand deposits............       21,583               11.16            19,941        9.66
                                          --------              ------          --------      ------
Passbook savings deposits............       25,071               12.96            27,973       13.56
                                          --------              ------          --------      ------
Certificate of Deposit accounts:
  Less than 6 months.................       44,256               22.88                --          --
  6-11 months........................       31,148               16.10             3,840        1.86
  12-35 months.......................       53,329               27.57            74,979       36.34
  More than 35 months................       18,063                9.34            79,610       38.58
                                          --------              ------          --------      ------
  Total certificates.................      146,796               75.88           158,429       76.78
                                          --------              ------          --------      ------
Total Deposits.......................     $193,450              100.00%         $206,343      100.00%
                                          --------              ------          --------      ------
                                          --------              ------          --------      ------

    The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated. The Company had no "brokered" deposits during any of the periods reported below and has no intention to utilize brokered deposits in the future.

                                DECEMBER 31, 1996
                    ---------------------------------------
                       1996          1995           1994
                    ----------    ----------     ----------
                            (DOLLARS IN THOUSANDS)
0.00% to 2.99%      $    100      $     323      $    205
3.00% to 3.99%            --             --        24,380
4.00% to 4.99%        17,031         14,845        34,327
5.00% to 6.99%       105,385        105,766        66,830
7.00% to 8.99%        23,434         36,600        23,776
9.00% and over           846            895           872
                    --------      ---------      --------
                    $146,796       $158,429      $150,390
                    --------       --------      --------
                    --------       --------      --------

    The following table sets forth information relating to the Company's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                     1996           1995          1996
                                                                  -----------    ----------    ----------
                                                                           (DOLLARS IN THOUSANDS)

Total deposits, beginning of period.........................       $206,343       $204,088      $215,889
Net increase (decrease) before interest credited............        (19,616)        (4,331)      (17,882)
Interest credited...........................................          6,723          6,586         6,081
                                                                   --------       --------      --------
Total deposits, end of period...............................       $193,450       $206,343      $204,088
                                                                   --------       --------      --------
                                                                   --------       --------      --------

    The following table sets forth the amount and maturities of the Company's certificates of deposit at December 31,1996.

                                             OVER SIX    OVER ONE     OVER TWO    OVER THREE
                                              MONTHS       YEAR         YEARS        YEARS       OVER
                                SIX MONTHS    THROUGH     THROUGH      THROUGH      THROUGH      FIVE
                                 AND LESS    ONE YEAR    TWO YEARS   THREE YEARS  FIVE YEARS     YEARS      TOTAL
                                -----------  ---------  -----------  -----------  -----------  ---------  ----------
                                                               (DOLLARS IN THOUSANDS)
0.00% to                          $   100      $    --    $    --       $    --     $    --     $    --    $    100
2.99%

3.00% to                               --           --         --            --          --          --          --
3.99%

4.00% to                           10,236        3,962      2,833            --          --          --      17,031
24.99%

5.00% to                           29,919       27,901     26,893        12,134       1,716       6,822     105,385
6.999%

7.00% to                            4,001        4,165      3,628         2,277       1,419       7,944      23,434
8.99%

9.00% and                              --           --         24           822          --          --         846
over
                                  -------      -------    -------       -------      ------     -------    --------
                                  $44,256      $36,028    $33,378       $15,233      $3,135     $14,766    $146,796
                                  -------      -------    -------       -------      ------     -------    --------
                                  -------      -------    -------       -------      ------     -------    --------

                                      27

    As of December 31, 1996, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $36.0 million. The following table presents the maturity of these time certificates of deposit at such dates.

                      OVER THREE        OVER SIX
     THREE              MONTHS           MONTHS          OVER
     MONTHS             THROUGH         THROUGH         TWELVE
    AND LESS          SIX MONTHS     TWELVE MONTHS      MONTHS       TOTAL
    --------          ----------     -------------      -------    ---------
                             (DOLLARS IN THOUSANDS)

     $3,557             $5,317           $12,565        $14,598    $36,037
      -----              -----            ------         ------     ------
      -----              -----            ------         ------     ------

    BORROWINGS. The Company may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that Company and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Until 1996, the Company had made nominal use of such borrowings. In 1996, a total of $22.0 million of two year maturity variable rate borrowings made to partially fund new mortgage loans originated.

    The following table sets forth the amount of the Company's borrowings and the weighted average rates for the periods indicated.

                                                                   AT DECEMBER 31,
                                     -----------------------------------------------------------------------
                                              1996                     1995                    1994
                                     ----------------------  -----------------------   ---------------------
                                                  PERCENT                  PERCENT                 PERCENT
                                       AMOUNT      RATE        AMOUNT       RATE         AMOUNT     RATE
                                     ---------  -----------  -----------  -----------  ----------- ----------
                                                               (DOLLARS IN THOUSANDS)
FHLB advances.......................  $22,250      5.50%       $  250       8.70%       $  250      8.70%
                                       ------                   -----                    -----
                                       ------                   -----                    -----

Maximum amount
 outstanding at any month-
 end during the period..............  $22,250                  $  250                   $  250
                                       ------                   -----                    -----
                                       ------                   -----                    -----

Average balance outstanding
 during the period..................  $10,388                  $  250                   $  250
                                       ------                   -----                    -----
                                       ------                   -----                    -----

Weighted average interest
 rates on average balance
 during the period..................               5.59%                    8.70%                   8.70%
                                                   ----                     ----                    ----
                                                   ----                     ----                    ----


SUBSIDIARIES

    The Bank is a wholly owned subsidiary of the Company. The Company has no other subsidiaries. The Bank currently has no subsidiaries. A former subsidiary, Lafayette Land and Management, which held one parcel of real estate owned, was liquidated in December 1995.

LEGAL PROCEEDINGS

    The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

COMPETITION

    The Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, and commercial banks located in its market area including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

    The Bank experiences strong competition for real estate loans, commercial business loans, and consumer loans, principally from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

    The Bank had 74 full-time employees and 3 part-time employees as of December 31, 1996. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

    Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

    THE COMPANY. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. The Company is required to file annually a report of its operations with, and will be subject to examination by, the Federal Reserve Board.

    BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

    The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

    The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal

Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

    LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engaged in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institutions. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

    CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

    In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At December 31, 1996, the Company believes it is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

    FINANCIAL SUPPORT OF AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

    FEDERAL SECURITIES LAWS. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

    THE BANK. The Bank is subject to extensive regulation and examination by the OFI and by the FDIC and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the OFI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OFI, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

    FDIC INSURANCE PREMIUMS. The deposits of the Savings Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

    On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

    Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on

November 27, 1996. The Savings Bank's one-time special assessment amounted to $1.3 million pre-tax. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by $883,000 after tax.

    On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay
6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Savings Bank's deposit insurance premiums, which have amounted to 23 basis points will be reduced to 6.4 basis points. Based upon the $193.6 million of assessable deposits at September 30, 1996, the Savings Bank would expect to pay $80,000 less in insurance premiums per quarter during 1997, or $.029 per share.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Savings Bank's deposit insurance.

    CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

    The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

    The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1995, the Bank met each of its capital requirements.

    In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The FDIC intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

    ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

    LOUISIANA SAVINGS BANK LAW. As a Louisiana chartered savings bank, the Bank is subject to regulation and supervision by the OFI under LSBA. The LSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors, officers and members as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OFI is given extensive rulemaking power and administrative discretion under the LSBA including authority to enact and promulgate rules and regulations governing the conversion of Louisiana chartered savings banks which convert from the mutual to the stock form.

    The Bank is required under the LSBA to comply with certain capital requirements established by the OFI. In addition, the LSBA prohibits the Bank from declaring dividends unless the Bank has a surplus equal to 20% of the outstanding common stock of the Bank both before and after the dividend is paid. The LSBA also restricts the amount the Bank can lend to one borrower to an amount which may not exceed 15% of the Bank's total net worth. The Bank may lend an amount equal to an additional 10% of the Bank's total net worth to one borrower if the loans are secured 100% by readily marketable collateral.

    The OFI generally examines the Bank once every year and the current practice is for the OFI to conduct a joint examination with the FDIC. The OFI may publish part of an examination of any savings bank which does not take corrective action to comply with comments received from the examiner within forty-five days after notice. In addition, the OFI may require corrective action be taken by directors, officers and employees of any savings bank and issue a formal order if corrective action is not taken. If the formal order contains a finding that the business of the savings bank is being conducted in a fraudulent, illegal, unsafe or unsound manner or could lead to insolvency or substantial dissipation of assets, earnings or impairment of capital, such order must be complied with immediately and may be enforced by the OFI through a court of competent jurisdiction.

    REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL AND STATE TAXATION

    GENERAL. The Company and the Savings Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

    METHOD OF ACCOUNTING. The Savings Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

    BAD DEBT RESERVES. Savings institutions, such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

    Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Savings Bank's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

    Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of December 31, 1996, 90.85% of the assets of the Savings Bank were "qualifying assets" as defined in the Code, and the Savings Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

    Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Savings Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

    Pursuant to certain legislation which was recently enacted and which will be effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Savings Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions would be permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation will require the Savings Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation will require a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Savings Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Savings
Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Savings Bank's financial condition and results of operations.

    At December 31, 1996, the federal income tax reserves of the Savings Bank included $7.1 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Savings Bank is substantially restricted.

    DISTRIBUTIONS. If the Savings Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

    MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess
(if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

    NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996, the Savings Bank had no NOL carryforwards for federal income tax purposes.

    AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through December 31, 1992 have been closed for the purpose of examination by the Internal Revenue Service.

    Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. At least 60% of the assets of Iberia Savings are "qualifying assets" as defined in the Code, and Iberia Savings anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

    Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for Iberia Savings in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

    At December 31, 1995, the federal income tax reserves of the Savings
Bank included $7.1 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the Conversion, the retained earnings of the Savings Bank are substantially restricted.

    DISTRIBUTIONS. If the Savings Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

    MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is calculated on the AMTI in excess of an exemption amount. The alternative minimum tax is assessed to the extent that it exceeds the tax on regular taxable income. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include
(a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

    NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. The Savings Bank has no NOL carryforwards for federal income tax purposes.

    CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

    OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Iberia Savings.

    The Savings Bank's federal income tax returns for the tax years ended 1994 and 1995 are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

    The nonbanking subsidiaries of the Savings Bank and the Company are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, following the Conversion the Savings Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus
(b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

ITEM 2. PROPERTIES.

    The following table sets forth certain information relating to the Bank's offices at December 31, 1996.

                                                               NET BOOK VALUE OF
                                                                 PREMISES AND
                                              OWNED OR           EQUIPMENT AT             DEPOSITS AT
                                               LEASED          DECEMBER 31, 1996       DECEMBER 31, 1996
                                            ------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Main Office:

 101 West Vermilion Street                     Owned                $  1,279               $   96,499
 Lafayette, Louisiana 70501

Branch Offices:

 Northside Office                              Owned                     123                   34,129
 2601 Moss Street
 Lafayette, Louisiana 70501

 Southside Office                              Owned                     187                   37,217
 3701 Johnston Street
 Lafayette, Louisiana 70503

 Broadmoor Office                              Owned                     229                   25,605
 5301 Johnston Street
 Lafayette, Louisiana 70503

 Eunice Loan Production Office                Leased                       9                       --
 136 South Third Street
 Eunice, Louisiana 70535
                                                                    --------               ----------
                                                                    $  1,827               $  193,450
                                                                    --------               ----------
                                                                    --------               ----------


ITEM 3. LEGAL PROCEEDINGS.

    The Company and the Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 16, 1996, the Company commenced a proxy solicitation of its stockholders with respect to a Special Meeting of Stockholders held on January 21, 1997 ("Special Meeting"). There were two matters considered at the Special Meeting, consideration of the Company's Stock Option Plan and the Company's Recognition and Retention Plan and Trust. Both of such plans were approved by the Company's stockholders by the vote reflected below.

Approval of the Company's Stock Option Plan:

                                                  Broker
    For           Against         Abstain        Non-Votes
    ---           -------         -------        ---------
 1,906,276        132,460          11,996         423,471


Approval of the Company's Recognition and Retention Plan and Trust:


                                                 Broker
   For            Against         Abstain       Non-Votes
   ---            -------         -------       ---------
 1,886,670        186,764          7,454         393,315

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required herein, to the extent applicable, is incorporated by reference from page 9 of the Registrant's 1996 Annual Report to Stockholders ("Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

    The information required herein is incorporated by reference from page 7 of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required herein is incorporated by reference from pages 8 to 17 of the Registrant's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required herein is incorporated by reference from pages 19 to 41 of the Registrant's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

    The information required herein is incorporated by reference from the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT.

    The information required herein is incorporated by reference from the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required herein is incorporated by reference from the Registrant's Proxy Statement.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents Filed as Part of this Report.

    (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

        Report of Independent Auditors
        Consolidated Balance Sheets as of December 31,
         1996 and 1995.
        Consolidated Statements of Income for the Fiscal Periods Ended
         December 31, 1996, 1995 and 1994.
        Consolidated Statements of Changes in Shareholders' Equity for the
         Fiscal Periods Ended December 31, 1996, 1995 and 1994.
        Consolidated Statements of Cash Flows for the Fiscal Periods
         ended December 31, 1996, 1995 and 1994.
        Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                                 Exhibit Index
                                 -------------



 3.1*      Articles of Incorporation of Acadiana Bancshares, Inc.
 3.2*      Bylaws of Acadiana Bancshares, Inc.
 4.0*      Form of Stock Certificate of Acadiana Bancshares, Inc.
10.1**     Stock Option Plan
10.2**     1996 Recognition and Retention Plan and Trust
             Agreement for Employees and Non-Employee Directors
10.3       Employment Agreement between LBA Savings Bank and
             Gerald G. Reaux, Jr.
10.4*      Form of Severance Agreement between Acadiana Bancshares,
             Inc., LBA Savings Bank and Lawrence Gankendorff,
             James J. Montelaro, Mary Anne Bertrand, Brady Como,
             Thomas F. Debaillon and Emile E. Soulier, III
13.0       1996 Annual Report to Stockholders
22.0       Subsidiaries of the Registrant--Reference is made to "Item 2.
             "Business" for the required information
23.1       Consent of Castaing, Hussey & Lolan LLP

------------------------

(*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.

(**) Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996, filed by the Registrant with the SEC (Commission File No. 1-14364).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACADIANA BANCSHARES, INC.
MARCH 26, 1997

                                BY:   /s/ Gerald G. Reaux, Jr.
                                     -----------------------------------------

                                     GERALD G. REAUX, JR.
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER AND
                                      DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

/s/ Gerald G. Reaux, Jr.
------------------------------   President, Chief Executive      March 26, 1997
Gerald G. Reaux, Jr.              Officer and Director

/s/ Lawrence E. Gankendorff
------------------------------   Chairman Of The Board           March 26, 1997
Lawrence E. Gankendorff

/s/ Albert W. Beacham, M.D.
------------------------------   Director                        March 26, 1997
Albert W. Beacham, M.D.

/s/ James J. Montelaro
------------------------------   Executive Vice President        March 26, 1997
James J. Montelaro               and Director

/s/ William H. Mouton
------------------------------   Director                        March 26, 1997
William H. Mouton

/s/Donald J. O'Rourke, Sr.
------------------------------   Director                        March 26, 1997
Donald J. O'Rourke, Sr.

/s/ Kaliste J. Saloom, Jr.
------------------------------   Director                        March 26, 1997
Kaliste J. Saloom, Jr.


/s/ Emile E. Soulier, III
------------------------------  Vice President And Chief         March 26, 1997
Emile E. Soulier, III           Financial Officer
                                (principal financial and
                                accounting officer)
