Form 10-Q
period 1997-03-31
ACADIANA BANCSHARES INC /LA
filed 1997-05-14
CIK 1011024

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                               --------------------

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ------------- to ------------

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
-------------------------------------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter)

             Louisiana                                72-1317124
---------------------------------------        ------------------------
   (State or Other Jurisdiction of                (I.R.S. Employer)
    Incorporation or Organization)               Identification No.)

     101 West Vermilion Street
         Lafayette, Louisiana                           70501
----------------------------------------        ------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (318)232-4631
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No
                                                      -----        -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of May 1, 1997, 2,731,250 shares of the Registrant's common stock were issued and outstanding. Of that total, 218,500 shares are held by the Registrant's Employee Stock Ownership Plan, of which 202,081 were not committed to be released.

                           ACADIANA BANCSHARES, INC.

                               TABLE OF CONTENTS

Part I.    Financial Information                                          Page
-------    ---------------------                                          ----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           (As of March 31, 1997 and December 31, 1996)                      3

           Consolidated Statements of Operations (For the three
           months ended March 31, 1997 and 1996)                             4

           Consolidated Statements of Stockholders' Equity (For the three
           months ended March 31, 1997 and 1996)                             5

           Consolidated Statements of Cash Flows (For the three
           months ended March 31, 1997 and 1996)                             6

           Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings                                                20
Item 2.    Changes in Securities                                            20
Item 3.    Defaults Upon Senior Securities                                  20
Item 4.    Submission of Matters to a Vote of Security Holders              20
Item 5.    Other Information                                                20
Item 6.    Exhibits and Reports on Form 8-K                                 20

Signatures

                           ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In Thousands, except share data)

                                                                     MARCH 31,   DECEMBER 31,
                                                                        1997         1996
                                                                     ----------  ------------
Assets:

Cash and cash equivalents:
  Cash and amounts due from banks..................................  $      696   $    1,234
  Interest bearing deposits........................................      10,273       18,550
    Total..........................................................      10,969       19,784
                                                                     ----------  ------------
Investment securities:
  Held for trading.................................................         274       --
  Available for sale...............................................      24,352       20,539
Mortgage-backed securities:
  Held-to-maturity (market value of $12,874 and $12,938,
    respectively)..................................................      13,017       13,087
  Available for sale...............................................      20,506       21,566
Loans receivable, net..............................................     185,758      182,724
Premises and equipment, net........................................       1,926        1,827
Real estate owned, net.............................................         103           75
Federal Home Loan Bank stock, at cost..............................       1,804        1,778
Accrued interest receivable........................................       1,486        1,551
Other assets.......................................................       1,492        1,443
                                                                     ----------  ------------
    Total Assets...................................................  $  261,687   $  264,374
                                                                     ----------  ------------
                                                                     ----------  ------------

Liabilities:

Deposits...........................................................  $  191,645   $  193,450
Advances from Federal Home Loan Bank...............................      22,250       22,250
Accrued interest payable on deposits...............................          66           47
Advance payments by borrowers for taxes and insurance..............         459          441
Accrued other liabilities..........................................       1,425          869
Dividends payable..................................................         226          226
                                                                     ----------  ------------
    Total Liabilities..............................................  $  216,071   $  217,283
                                                                     ----------  ------------
                                                                     ----------  ------------

Stockholders' Equity:

Preferred Stock of $.01 par value, authorized 5,000,000 shares, none issued or outstanding
Common Stock of $.01 par value, authorized 20,000,000
  shares, issued and outstanding 2,731,250 shares..................  $       27   $       27
Paid In Capital....................................................      31,854       31,827
Retained Earnings..................................................      17,889       17,344
Unearned Common Stock Held by ESOP.................................      (2,425)      (2,490)
Unearned Common Stock Held by RRP Trust............................      (1,773)      --
Unrealized gain on securities available for sale, net of deferred
  taxes............................................................          44          383
                                                                     ----------  ------------
Total Stockholders' Equity.........................................  $   45,616   $   47,091
                                                                     ----------  ------------
Total Liabilities and Stockholders' Equity.........................  $  261,687   $  264,374
                                                                     ----------  ------------
                                                                     ----------  ------------

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996
                      (In Thousands, except per share data)

                                                                               1997       1996
                                                                             ---------  ---------
Interest income:
  Loans....................................................................  $   3,756  $   3,347
  Mortgage-backed securities...............................................        611        693
  Investment securities....................................................        384         97
  Interest-bearing deposits................................................        202        173
                                                                             ---------  ---------
    Total interest income..................................................  $   4,953  $   4,310
                                                                             ---------  ---------

Interest expense:
  Deposits.................................................................  $   2,294  $   2,646
  Advances from FHLB.......................................................        301          6
                                                                             ---------  ---------
    Total interest expense.................................................      2,595      2,652
                                                                             ---------  ---------

Net interest income........................................................      2,358      1,658
Provision for loan losses..................................................         45         45
                                                                             ---------  ---------
Net interest income after provision for loan losses........................      2,313      1,613
                                                                             ---------  ---------

Non-interest income:
  Loan fees and service charges............................................  $      37  $      47
  Servicing fees on loans sold.............................................         17         16
  Deposit fees and service charges.........................................        178        134
  Investment securities gains, net.........................................          8     --
  Gain (loss) on fixed rate loans..........................................         (1)        10
  Other income.............................................................         22         47
                                                                             ---------  ---------
    Total non-interest income..............................................  $     261  $     254
                                                                             ---------  ---------

Non-interest expense:
  Salaries and employee benefits...........................................  $     761  $     662
  Occupancy................................................................         78         59
  Depreciation.............................................................         75         67
  Net costs of real estate owned...........................................        (24)        48
  Federal deposit insurance premiums.......................................         31        117
  Advertising expense......................................................         43         41
  Consulting expense.......................................................         21         72
  Bank share tax expense...................................................         76     --
  Other expenses...........................................................        342        386
                                                                             ---------  ---------
    Total non-interest expense.............................................  $   1,403  $   1,452
                                                                             ---------  ---------

Income before income taxes.................................................  $   1,171  $     415
Income tax expense.........................................................        400        132
                                                                             ---------  ---------
Net income.................................................................  $     771  $     283
                                                                             ---------  ---------
                                                                             ---------  ---------
Income per common share....................................................  $    0.31        N/A

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In Thousands, Except Share Data)

                                                                                          UNEARNED
                                                                             UNEARNED      COMMON           NET
                                  COMMON STOCK                                COMMON        STOCK       UNREALIZED        TOTAL
                             ----------------------    PAID IN   RETAINED   STOCK HELD     HELD BY      GAIN (LOSS)    STOCKHOLDERS'
                               SHARES      AMOUNT      CAPITAL   EARNINGS     BY ESOP     RRP TRUST    ON SECURITIES      EQUITY
                             ----------  ----------   ---------  --------   ----------   -----------  ---------------  -------------
Balance, December 31,
  1995.....................                                      $ 16,996                                  $ 701         $ 17,697

Net Income.................                                           285                                                     285

Change in Unrealized Gain
  on Securities Available
  for Sale, Net of Deferred
  Taxes....................                                            --                                   (310)            (310)
                                         ----------   ---------  --------   ----------   -----------  ---------------  -------------

Balance, March 31, 1996....                $   --      $    --   $ 17,281     $  --                        $ 391         $ 17,672
                                         ----------   ---------  --------   ----------   -----------  ---------------  -------------
                                         ----------   ---------  --------   ----------   -----------  ---------------  -------------

Balance, December 31,
  1996.....................   2,731,250    $   27      $ 31,827  $ 17,344   $ (2,490)        --           $ 383          $ 47,091

Net Income.................                                           771                                                      771

Cash Dividends Declared....                                          (226)                                                    (226)

Common Stock Released by
  ESOP Trust...............                    27                                 65                                            92

Common Stock Acquired by
  Recognition and Retention
  Plan Trust...............                                                                (1,830)                           (1,773)

Common Stock Earned by
  Participants of
  Recognition and Retention
  Plan Trust...............                                                                    57

Change in Unrealized Gain
  on Securities Available
  for Sale, Net of Deferred
  Taxes....................                                                                                 (339)              (339)
                              ---------  ----------   ---------  --------   ----------   -----------  ---------------  -------------

Balance, March 31, 1997....   2,731,250    $   27     $  31,854  $ 17,889   $ (2,425)     $(1,773)         $  44          $ 45,616
                              ---------  ----------   ---------  --------   ----------   -----------  ---------------  -------------
                              ---------  ----------   ---------  --------   ----------   -----------  ---------------  -------------

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           FOR THE THREE MONTHS
                                                                                  ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 31,
                                                                            1997         1996
                                                                         -----------  -----------
Cash flows from operating activities:
Net income (loss)......................................................   $     771    $     283
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation.........................................................          75           67
  Provision for deferred income taxes..................................      --           --
  Provision for losses on loans........................................          45           45
  Provision for losses on real estate owned and other property
    acquired...........................................................      --               47
  Gain on sale of real estate owned and other property acquired........         (10)         (13)
  Gain on sale of loans held for sale..................................          (1)         (10)
  Proceeds from sales of loans held for sale...........................         921        1,494
  Originations of loans held for sale..................................        (920)      (1,484)
  Loss on sale of premises and equipment...............................      --               15
  Purchases of securities held for trading.............................        (382)      --
  Proceeds from sales of securities held for trading...................         109       --
  Gain on securities held for trading..................................          (1)      --
  Gain on sale of other equity securities..............................      --              (26)
  Accretion of discounts, net of premium amortization on securities....         (20)         (14)
  Amortization of deferred revenues and unearned income on loans.......          (8)         (31)
  FHLB stock dividend received.........................................         (26)         (25)
  Compensation expense recognized by RRP...............................          57       --
  ESOP contribution....................................................          92       --
  Changes in assets and liabilities:
    Decrease (increase) in accrued interest receivable.................          65          (34)
    Decrease in other assets...........................................         133          429
    Increase in accounts payable and accrued expenses..................         575          275
                                                                         -----------  -----------
Net cash provided by operating activities..............................       1,475        1,018
                                                                         -----------  -----------
Cash flows from investing activities:
  Proceeds from calls and maturities of securities available for sale..       1,000       --
  Purchases of securities available for sale...........................      (4,998)      (4,500)
  Net advances on loans................................................      (3,148)      (6,340)
  Proceeds from sale of premises and equipment.........................      --                3
  Purchases of premises and equipment..................................        (174)        (276)
  Proceeds from sale of real estate owned and other property acquired..          62           58
  Capital costs incurred on real estate owned and other property
    acquired...........................................................          (3)          (2)
  Principal collections on mortgage-backed securities available for
    sale...............................................................         737        1,005
  Principal collections on mortgage-backed securities held to maturity.          77           86
  Proceeds from redemptions and sales of other equity securities.......      --              122
                                                                         -----------  -----------
Net cash provided by (used in) investing activities....................      (6,447)      (9,844)
                                                                         -----------  -----------
Cash flows from financing activities:
  Net change in demand, NOW and savings deposits.......................      (2,525)       2,645
  Net change in time deposits..........................................         720        1,712
  Net change in mortgage escrow funds..................................          18            2
  Acquisition of common stock by RRP...................................      (1,830)      --
  Dividends paid to shareholders.......................................        (226)      --
                                                                         -----------  -----------
Net cash provided by (used in) financing activities....................      (3,843)       4,359
                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................      (8,815)      (4,467)

Cash and cash equivalents at beginning of period.......................      19,784       16,481
                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................   $  10,969    $  12,014
                                                                         -----------  -----------
                                                                         -----------  -----------

Supplemental schedule of noncash activities:
  Acquisition of real estate in settlement of loans....................   $      67    $  --
  Unrealized appreciation (loss) on securities.........................   $    (521)   $    (469)
Supplemental disclosures:
  Cash paid for:
    Interest on deposits and borrowings................................   $   2,576    $   2,638
    Income taxes.......................................................   $  --        $  --

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Business

The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, and one loan production office in Eunice, Louisiana. The Bank holds deposits from the general public and provides residential real estate loans and other loans to the Lafayette, Louisiana area. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB"). The Company is subject to examination and comprehensive regulation by the Federal Reserve.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)  Loans Receivable

     Loans receivable (in thousands) at March 31, 1997 and December 31, 1996 consisted of the following:

                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------
     Mortgage Loans:
         Single Family Residential                      $146,402     $142,965
         Single Family Construction                        9,773       10,565
         Multi-family Residential                            851          862
         Commercial Real Estate                           12,260       12,873
                                                       ---------    ---------
             Total Mortgage loans                        169,286      167,265

     Commercial Business Loans                             8,298        7,363
     Consumer Loans:
         Savings                                           2,523        2,709
         Indirect Dealers                                  6,724        7,424
         Other                                             7,247        6,594
                                                       ---------    ---------
             Total Loans                                 194,078      191,355

     Less:

         Allowance for Loan Losses                        (2,583)      (2,592)
         Unearned Discounts/Deferred Premiums                283          331
         Net Deferred Loan Origination Fees                 (441)        (471)
         Loans in Process                                 (5,579)      (5,899)
                                                       ---------    ---------
             Net Loans                                  $185,758     $182,724
                                                       ---------    ---------
                                                       ---------    ---------


(3)  Employee Stock Ownership Plan

In connection with the conversion from mutual to stock form, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank. The ESOP purchased 218,500 shares, or 8% of the total stock sold in the subscription offering, for $2,622,000, financed by a loan from the Company. The Company will account for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans".

The ESOP was effective upon completion of the conversion. Full-time employees of the Company and The Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan, which matures in 2006.

Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released on a pro rata basis as debt service payments are made. Shares released are reallocated among participants on the basis of compensation. Participants vest in their right to receive their account balances within the ESOP at the rate of 20% per year starting after one year of service.

Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders' equity. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent fair value of the Company's ESOP shares differ from the cost of such shares, this differential is charged to equity. The Company receives a tax deduction equal to the cost of the shares released. The loan receivable from the ESOP to the Company is not shown as an asset and the debt of the ESOP is not shown as a Company liability.

Compensation cost for the three months ended March 31, 1997 was $92,000 based on the release of 5,473 shares. At March 31, 1997, there were 10,946 allocated shares, 5,473 shares had been committed to be released, and 202,081 shares were held in suspense by the ESOP. The fair value of the unearned ESOP shares at March 31, 1997, using the quoted market closing price per share, was approximately $3,467,000.

(4)  Earnings Per Share

Earnings per share was based on 2,467,139 weighted average shares outstanding during the three month period ended March 31, 1997. The weighted average was calculated by excluding the ESOP shares unearned at the beginning of the period and excluding the ESOP shares released, which was pro-rated by days, from the shares outstanding at beginning of period. Earnings per share for periods preceding the three months ended March 31, 1996 are not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed until July 16, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not believe that the effect of SFAS 128 on the calculation of fully diluted earnings per share for this quarter would be material.

(5)  Stock Conversion

On July 16, 1996, (1) LBA Savings Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank, and (2) Acadiana Bancshares Corporation acquired all of the common stock of the Bank. The Company has 20,000,000 shares of .01 par value common stock authorized and 2,731,250 shares issued and outstanding. The public offering resulted in $31,842,083 in capital stock and paid-in-capital, net of related expenses. The Company used $15,919,124 for the purchase of 100% of the issued and outstanding capital stock of the Bank and $2,622,000 for a loan to the Company's and Bank's Employee Stock Ownership Plan. The remaining proceeds were retained by the Company.

(6)  Recognition and Retention Plan and Trust and Stock Option Plan

On January 21, 1997, the stockholders of the Company approved the Recognition and Retention Plan. The plan enables the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success. Pursuant to this plan, the Company acquired 109,250 shares, or 4% of its outstanding common stock in open market transactions. These shares are accounted for as unearned deferred compensation and shares granted will be amortized as compensation expense over the vesting period based on the value at the date of the grant, which was $15.50 per share. On January 22, 1997, the Board of Directors granted 73,202 shares of restricted stock with a vesting period of 5 years. Compensation costs for the three months ended March 31, 1997 was $57,000. At March 31, 1997 no such shares were vested.

On January 21, 1997, the stockholders of the Company approved the adoption of the Stock Option Plan. The Stock Option plan authorizes grants totaling 273,125 shares, or 10 percent of the total number of common shares sold in the Company's initial public offering of its common stock upon the mutual-to-stock conversion of the Bank. The option exercise price cannot be less than the fair value of the underlying stock as of the date of the option grant and the maximum term cannot exceed ten years. On January 22, 1997, the Board of Directors granted a total of 211,701 options to directors and officers at an exercise price of $15.50 per share. The Plan is designed to retain qualified directors and officers for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     On July 16, 1996, Acadiana Bancshares, Inc. (the "Company") issued 2,731,250 shares of common stock during the conversion (the "Conversion") of LBA Savings Bank (the "Bank") from mutual to stock form and reorganization into a holding company format. Net proceeds of $29.2 million were credited to stockholders' equity. The Company's ESOP, effective upon completion of the conversion, purchased 218,500 shares for $2.6 million, financed by a loan from the Company. The total cash received from the Conversion, net of $6.4 million withdrawn from deposit accounts for purchase of the stock, was $22.8 million. The additional cash was invested in an investment securities interest-bearing deposits. The effect of the Conversion on the Company's Statement of Financial condition was that investment securities and interest-bearing deposits increased as a proportion of total assets. The resulting effect on the Company's Statement of Operations was an increase in levels of interest income with no related offsetting change in interest expense.

Changes in Financial Condition

     At March 31, 1997, the consolidated assets of the Company totaled $261.7 million, a decrease of $2.7 million or 1.0% from December 31, 1996. The primary reasons for the decrease were the utilization of cash to fund net deposit outflows of $1.8 million, and to purchase 109,250 shares of the Company's common stock for approximately $1.8 million to fund the new Recognition and Retention Plan (the "RRP") which was approved by the stockholders on January 21, 1997.

     Loans receivable, net, increased by $3.0 million, or 1.7%, to $185.8 million at March 31, 1997, compared to $182.7 million at December 31, 1996. The increase was primarily the result of a $2.0 million, or 1.2%, net increase in total mortgage loans, and a $935,000, or 12.7%, net increase in total commercial business loans. Total consumer loans experienced a net decrease of $233,000, or 1.4%, which included a net decrease in indirect dealer loans of $700,000, or 9.4%.

     Interest bearing deposits at other institutions decreased $8.3 million, or 44.6%, to $10.3 million at March 31, 1997, compared to $18.6 million at December 31, 1996.

     The Company owned $274,000 of investment securities held for trading, as of March 31, 1997. Investment securities available for sale increased $3.8 million, or 18.6%, to $24.4 million at March 31, 1997, compared to $20.5 million at December 31, 1996. The primary reason for such increase was the purchases of $5.0 million of investment securities, which was partially offset by $1.0 million of redemption of investment securities and a decline in unrealized gains on the investment securities available for sale portfolio of $99,000.

     Mortgage-backed securities held to maturity decreased $70,000, or .5%, to $13.0 million at March 31, 1997 compared to $13.1 million at December 31, 1996. Such decrease was primarily the result of principal repayments. The mortgage-backed securities available for sale portfolio decreased $1.1 million, or 4.9%, to $20.5 million at March 31, 1997 as compared to $21.6 million at December 31, 1996. The decrease reflects normal principal repayments and a $329,000 decline in market values of the securities.

     Deposits decreased $1.8 million, or 1.0%, to $191.6 million at March 31, 1997 compared to $193.5 million at December 31, 1996. This decrease was due primarily to deposit outflows.

     Advances from the FHLB of Dallas remained at $22.3 million at March 31, 1997 as compared to December 31, 1996. The Company's current FHLB advances mature in the year ending December 31, 1998. The Company has the ability to borrow up to approximately $125.4 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock.

     Total stockholders' equity decreased $1.5 million, or 3.1%, to $45.6 million at March 31, 1997, compared to $47.1 million at December 31, 1996. The decrease was primarily attributable to the purchase of common stock shares for the RRP for approximately $1.8 million, a $339,000 decrease in net unrealized gains (losses) of securities available for sale, and $226,000 in dividends declared on common stock, all of which was partially offset by $771,000 of net income.

     The Company's non-performing assets amounted to .31% of total assets at March 31, 1997 compared to .36% at December 31, 1996. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 208.64% at March 31, 1997 compared to 183.96% at December 31, 1996.

Results of Operations

     The Company reported a net income of $771,000 for the three months ended March 31, 1997, compared to a net income of $283,000 for the three months ended March 31, 1996. The $448,000, or 172.4%, increase is due primarily to increase in net interest income of $700,000, together with an increase in non-interest income of $7,000 and a decrease in non-interest expenses of $49,000, all of which was partially offset by a corresponding increase in income taxes of $268,000. The primary reason for the increase in net interest income relates to the Company's deployment of $29.2 million net proceeds from the issuance of common stock.

     Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table sets forth, for the periods indicated, information regarding (i) the dollar amount of interest income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Non-accrual loans have been included in the appropriate average balance loan category, but interest on non-accrual loans has been included for purposes of determining interest income only to the extent that cash payments are actually received.

                                                                            THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------------------------------------------
                                                                       1997                                         1996

                                                 ----------------------------------------------------------------------------------

                                                  YIELD/COST
                                                      AT                               AVERAGE                            AVERAGE
                                                  MARCH 31,     AVERAGE                YIELD/     AVERAGE                 YIELD/
                                                     1997       BALANCE    INTEREST     COST      BALANCE    INTEREST      COST
                                                 ------------  ----------  --------   ---------  ---------   --------     -------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable:
    Real estate mortgage loans.................       7.82%    $ 158,904    $ 3,203     8.06%  $ 143,392     $2,988        8.34%
    Commercial business loans..................       9.57%        7,863        181     9.21%      1,475         32        8.68%
    Consumer and other loans...................       9.20%       16,528        372     9.00%     15,134        327        8.64%
                                                                  ------     ------              -------       ------
      Total loans..............................       8.02%      183,295      3,756     8.20%    160,001      3,347        8.37%
  Mortgage-backed securities...................       7.12%       34,235        611     7.14%     39,088        693        7.09%
  Investment securities (1)....................       7.02%       21,982        384     6.99%      6,046         97        6.42%
  Other earning assets.........................       5.27%       16,425        202     4.92%     14,048        173        4.93%
                                                                 -------     ------              -------      -----
      Total interest-earning assets............       7.77%      255,937      4,953     7.74%    219,183      4,310        7.87%
                                                                             ------                           -----
Noninterest-earning assets.....................                    5,686                           6,802
                                                 ------------  ----------  --------   ---------  ---------   --------     -------
      Total assets.............................                $ 261,623                       $ 225,985
                                                               ----------                        ---------
                                                               ----------                        ---------
Interest-bearing liabilities:
  Deposits:
    Demand deposits..............................     1.97%    $  16,460       61       1.48%  $  15,862    $    74        1.87%
    Passbook savings deposits....................     2.53%       24,086      131       2.18%     27,666        173        2.50%
    Certificates of deposit......................     5.91%      146,563    2,102       5.74%    158,835      2,399        6.04%
                                                                --------    -----                -------      ------
      Total deposits.............................     5.22%      187,109    2,294       4.90%    202,363      2,646        5.23%
  Advance from FHLB..............................     5.44%       22,250      301       5.41%        250          6        9.60%
                                                                 -------    -----                -------      ------
      Total interest-bearing liabilities.........     5.25%      209,359    2,595       4.96%    202,613      2,652        5.24%
                                                                            -----                             ------
Noninterest-bearing demand deposits..............                  3,368                           3,263
Other noninterest-bearing liabilities............                  2,278                           1,879
      Total liabilities..........................                215,005                         207,755
Stockholders' equity.............................                 46,618                          18,230
      Total liabilities and stockholders'
        equity...................................               $261,623                       $ 225,985
                                                               ----------                        ---------
                                                               ----------                        ---------
Net interest-earning assets....................                 $ 46,578                       $  16,570
                                                               ----------                        --------
                                                 ------------  ----------  --------   ---------  ---------   --------
Net interest income/interest rate spread.......      2.52%                $ 2,358       2.78%            $   1,658         2.63%
Net interest margin............................                                         3.69%                              3.03%
                                                 ------------  ----------  --------   ---------  ---------   --------     -------
                                                 ------------  ----------  --------   ---------  ---------   --------     -------
Ratio of average interest-earning assets to
  average interest-bearing liabilities.........                              122.25%                         108.18%
                                                                            --------                         --------
                                                                            --------                         --------

------------------------
(1) Includes FHLB Stock.

Net Interest Income

Net interest income increased $700,000, or 42.2%, in the three months ended March 31, 1997, to $2.4 million, compared to $1.7 million in the three months ended March 31, 1996. The increase was due to a $643,000, or 14.9%, increase in interest income together with a decrease in interest expense of a $57,000, or 2.1%. The increase in interest income was the result of a $36.8, or 16.8%, increase in the average balance of interest-earning assets which was partially offset by an 13 basis point (100 basis point being equal to 1%) decrease in the yield thereon. The decrease in interest expense was the result of a 28 basis point decrease in yield on average interest-bearing liabilities, which was partially offset by a $6.7 million, or 3.3%, increase in the average balance of interest-bearing liabilities. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.78% and 3.69%, respectively, during the three months ended March 31, 1997 compared to 2.63% and 3.03%, respectively, for the comparable period in 1996.

Interest Income

     The Company's total interest income was $5.0 million for the three months ended March 31, 1997, compared to $4.3 million for the three months ended March 31, 1996. The reasons for the $643,000, or 14.9%, increase in interest income were a 409,000, or 12.2%, increase in interest income from loans, a $290,000, or 299.0%, increase in interest income from investment securities, and a $29,000 or 16.8%, increase in interest income from interest-bearing deposits, all of which was partially offset by an $82,000, or 11.8%, decrease in interest income from mortgage-backed securities. The increase in interest income from loans was the result of a $23.3 million increase in the average balance of loans, which was partially offset by a 17 basis point decrease in the yield thereon. The increase in interest income from investment securities was the result of a $15.9 million increase in the average balance of investments and a 57 basis point increase in the yield thereon. The increase in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $2.4 million increase in the average balance of other earning assets which was partially offset by a 1 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a decrease in the average balance of mortgage-backed securities of $4.9 million which was partially offset by an increase of 5 basis points in the yield thereon.

Interest Expense

     The Company's total interest expense was $2.6 million during the three months ended March 31, 1997, compared to $2.7 million for the three months ended March 31, 1996. The $57,000, or 2.1%, decrease in interest expense was comprised of a decrease of $352,000 of interest expense on deposits, which was substantially offset by an increase of

$295,000 of interest expense on advances from the FHLB. The decrease in interest expense on deposits was the result of a decrease of $15.3 million, or 7.5%, in average balances in interest bearing deposits together with a decrease of 33 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in average balances on advances from the FHLB of $22.0 million.

Provision For Loan Losses

     The provision for loan losses was $45,000 in the three months ended March 31, 1997 as compared to $45,000 for the same period in 1996.

Noninterest Income

     Noninterest income increased $7,000, or 2.8%, in the three months ended March 31, 1997 to $261,000, compared to $254,000 for the three months ended March 31, 1996. Such increase was due primarily to a $1,000, or 6.3%, increase in servicing fees on loans sold, a $44,000, or 32.8%, increase on deposit fees and service charges which relates primarily to an increase in per item charges, and an increase of $8,000 in the gains from sales of investment securities produced from investments held for trading, all of which were partially offset by a decrease of $10,000, or 21.3%, in loan fees and service charges, an $11,000, or 110.0%, decrease in gains from the sale of loans, and a $25,000, or 53.2% decrease in other income. The decrease in gains from the sale of loans reflects the Company's decision to hold certain newly originated fixed rate loans for its portfolio resulting in a decline in the volume of sales of loans. The decrease in loan fees and service charges reflects a volume related decrease in late charges on delinquent loans.

Noninterest Expense

     Noninterest expense decreased $49,000, or 3.4%, in the three months ended March 31, 1997 to $1.4 million, compared to $1.5 million in the three months ended March 31, 1996. Such decrease was due primarily to an $86,000, or 73.5%, decrease in federal deposit insurance premiums, primarily due to lower rates, a $72,000, decrease in net costs of real estate owned, reflecting the Company's decrease in repossessed assets, a $51,000, or 70.8%, decrease in consulting expenses, and a $44,000, or 11.4%, decrease in other expenses, all of which were partially offset by a $99,000, or 15.0%, increase in salaries and employee benefits, reflecting the costs of the ESOP and the RRP Plans, which did not exist in 1996, a $19,000, or 32.2%, increase in occupancy expenses relating to repairs and maintenance at the main office and branch facilities, and a new state shares tax expense of $76,000, which is based on the equity of the Bank, and was not applicable to the Company in 1996. The increase of $99,000, or 15.0%, in salaries and employee benefits for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, included the costs relating to the ESOP and the RRP, together totaling $149,000, which costs were not applicable to the prior year three month period because these plans were not in effect during that prior period.

Income Tax Expense

     Income tax expense increased by $268,000, or 203.0%, in the three months ended March 31, 1997 to $400,000, as compared to an income tax expense of $132,000 for the three months ended March 31, 1996. The increase in income tax expense reflects an increase in income before income taxes.


Liquidity and Capital Resources

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities from its loan portfolio and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influence by general interest rates, economic conditions and competition.
The Company has the ability to borrow up to approximately $125.4 million from the FHLB through its subsidiary Bank. At March 31, 1997, the Bank had $22,250,000 of outstanding advances from the FHLB of Dallas, and no other borrowings.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $11.8 million and the undisbursed loans in process totaled $6.3 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $637,000 and $400,000 respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $80.2 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, which as caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of a least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least

8.0%. At March 31, 1997 the Bank was in compliance with all applicable regulatory capital requirements.

     The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1997.



                                     Required                  Actual                  Excess
                                  -----------------     --------------------     -----------------
                                  Percent    Amount     Percent       Amount     Percent    Amount
                                  -------    ------     -------       ------     -------    ------
                                                       (Dollars in Thousands)

Tier 1 leverage capital ratios     4.00%     $9,966      13.75%       $34,250      9.75%     24,284

Risk-based capital ratios

          Tier 1                   4.00       5,192      26.38%        34,250     22.38%     29,058

          Total                    8.00      10,385      27.64%        35,885     19.64%     25,500





     The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consist of its investment in the Bank, the Company's loan to the Bank's ESOP and 50% of the net proceeds retained from the Conversion, and its sources of income consists primarily of earnings from the investment of such funds as well as any dividends from the Bank. The expenses expected to be incurred by the Company will relate to its reporting obligations under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and related expenses as a publicly traded company. The Company will be directly reimbursed by the Bank for all such expenses. Management believes that the Company has adequate liquidity available to respond to liquidity demands.

                         PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders.

        On January 21, 1997, the Company held a special meeting of the stockholders for the following purposes: (1) to consider and approve the adoption of the Company's Stock Option Plan; (2) to consider and approve the adoption of the Company's Recognition and Retention Plan and Trust. Votes were cast as follows:

                           Stock Option Plan    Recognition and Retention Plan
                           -----------------    -------------------------------
        For                   1,906,276                  1,886,670
        Against                 132,460                    186,764
        Abstain                  11,996                      7,454
        Broker non-votes        423,471                    393,315
        Total Votes Cast      2,474,203                  2,474,203

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a) Not applicable.

        b) No Form 8-K reports were filed during the quarter.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ACADIANA BANCSHARES, INC.

Date: May 9, 1997                    By: /s/ Gerald G. Reaux, Jr.
                                         -------------------------------------
                                         Gerald G. Reaux, Jr., President and
                                          Chief Executive Officer


Date: May 9, 1997                    By: /s/ Emile E. Soulier, III
                                         -------------------------------------
                                         Emile E. Soulier, III, Vice-President
                                          and Chief Financial Officer