Form 10-Q
period 1997-06-30
ACADIANA BANCSHARES INC /LA
filed 1997-08-14
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_____________ to__________________


                         Commission file number 1-14364

                            Acadiana Bancshares,Inc.

(Exact Name of Registrant as Specified in Its Charter)

                Louisiana                                                72-1317124
---------------------------------------------------------------      -----------------
 (State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer
                                                                    Identification No.)

       101 West Vermilion Street
          Lafayette, Louisiana                                            70501
---------------------------------------------------------------      ----------------
       (Address of Principal Executive Offices)                         (Zip Code)

                                 (318)232-4631
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                              --------    --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of August 8, 1997, 2,731,250 shares of the Registrant's common stock were issued, 7,000 shares were held in treasury, and 2,724,250 shares were outstanding. Of that total, 218,500 shares are held by the Registrant's Employee Stock Ownership Plan, of which 196,608 were not committed to be released.

                           ACADIANA BANCSHARES, INC.

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------

Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              (As of June 30, 1997 and December 31, 1996).................................................      3

              Consolidated Statements of Operations (For the three and six
              months ended June 30, 1997 and 1996)........................................................      4

              Consolidated Statements of Stockholders' Equity (For the six
              months ended June 30, 1997 and 1996)........................................................      5

              Consolidated Statements of Cash Flows (For the six months
              ended June 30, 1997 and 1996)...............................................................      6

              Notes to Consolidated Financial Statements..................................................      7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................     10

Part II.      Other Information

Item 1.       Legal Proceedings...........................................................................     19

Item 2.       Changes in Securities.......................................................................     19

Item 3.       Defaults Upon Senior Securities.............................................................     19

Item 4.       Submission of Matters to a Vote of Security Holders.........................................     19

Item 5.       Other Information...........................................................................     19

Item 6.       Exhibits and Reports on Form 8-K............................................................     19

Signatures    ............................................................................................     20

                           ACADIANA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
ASSETS:
Cash and cash equivalents:
  Cash and amounts due from banks......................................................  $      788   $    1,234
  Interest bearing deposits............................................................       7,380       18,550
                                                                                         ----------  ------------
    Total..............................................................................       8,168       19,784
Investment securities:
  Held for trading.....................................................................         389       --
  Available for sale...................................................................      23,991       20,539
Mortgage-backed securities:
  Held-to-maturity (market value of $12,935 and $12,938, respectively).................      12,947       13,087
  Available for sale...................................................................      19,627       21,566
Loans receivable, net..................................................................     194,960      182,724
Premises and equipment, net............................................................       2,030        1,827
Real estate owned, net.................................................................          27           75
Federal Home Loan Bank stock, at cost..................................................       1,831        1,778
Accrued interest receivable............................................................       1,692        1,551
Other assets...........................................................................       1,338        1,443
                                                                                         ----------  ------------
    Total Assets.......................................................................  $  267,000   $  264,374
                                                                                         ----------  ------------
                                                                                         ----------  ------------
LIABILITIES:
Deposits...............................................................................  $  189,482   $  193,450
Advances from Federal Home Loan Bank...................................................      29,250       22,250
Accrued interest payable on deposits...................................................          85           47
Advance payments by borrowers for taxes and insurance..................................         514          441
Accrued other liabilities..............................................................       1,055          869
Dividends payable......................................................................         226          226
                                                                                         ----------  ------------
Total Liabilities......................................................................  $  220,612   $  217,283
                                                                                         ----------  ------------
STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 par value, authorized 5,000,000 shares, none issued or outstanding
Common Stock of $.01 par value, authorized 20,000,000 shares, issued and
  outstanding 2,731,250 shares.........................................................  $       27   $       27
Paid In Capital........................................................................      31,889       31,827
Retained Earnings......................................................................      18,288       17,344
Unearned Common Stock Held by ESOP.....................................................      (2,359)      (2,490)
Unearned Common Stock Held by RRP Trust................................................      (1,716)      --
Unrealized gain on securities available for sale, net of deferred taxes................         259          383
                                                                                         ----------  ------------
    Total Stockholders' Equity.........................................................  $   46,388   $   47,091
                                                                                         ----------  ------------
    Total Liabilities and Stockholders' Equity.........................................  $  267,000   $  264,374
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
Interest income:
  Loans....................................................................  $   3,843  $   3,509  $   7,600  $   6,856
  Mortgage-backed securities...............................................        593        664      1,204      1,356
  Investment securities....................................................        534        210        917        308
  Interest-bearing deposits................................................         66         75        268        248
                                                                             ---------  ---------  ---------  ---------
    Total interest income..................................................  $   5,036  $   4,458  $   9,989  $   8,768
                                                                             ---------  ---------  ---------  ---------
Interest expense:
  Deposits.................................................................  $   2,292  $   2,633  $   4,586  $   5,278
  Advances from FHLB.......................................................        363         66        664         72
                                                                             ---------  ---------  ---------  ---------
    Total interest expense.................................................      2,655      2,699      5,250      5,350
                                                                             ---------  ---------  ---------  ---------
Net interest income........................................................      2,381      1,759      4,739      3,418
Provision for loan losses..................................................         45         45         90         90
                                                                             ---------  ---------  ---------  ---------
Net interest income after provision for loan losses........................      2,336      1,714      4,649      3,328
                                                                             ---------  ---------  ---------  ---------
Non-interest income:
  Loan fees and service charges............................................  $      24  $      36  $      61  $      84
  Servicing fees on loans sold.............................................         15         14         31         30
  Deposit fees and service charges.........................................        190        136        368        269
  Investment securities gains, net.........................................         16     --             24     --
  Loss on fixed rate loans.................................................     --            (13)        (1)        (3)
  Other income.............................................................         17         74         40        121
                                                                             ---------  ---------  ---------  ---------
    Total non-interest income..............................................  $     262  $     247  $     523  $     501
                                                                             ---------  ---------  ---------  ---------
Non-interest expense:
  Salaries and employee benefits...........................................  $     770  $     623  $   1,530  $   1,286
  Occupancy................................................................         87         77        166        135
  Depreciation.............................................................         74         83        150        150
  Net costs of real estate owned...........................................        (11)        33        (35)        82
  Federal deposit insurance premiums.......................................         31        118         62        234
  Advertising expense......................................................         99         65        142        106
  Consulting expense.......................................................         31         27         51         99
  Bank share tax expense...................................................         76     --            152     --
  Other expenses...........................................................        475        388        817        774
                                                                             ---------  ---------  ---------  ---------
    Total non-interest expense.............................................  $   1,632  $   1,414  $   3,035  $   2,866
                                                                             ---------  ---------  ---------  ---------
Income before income taxes.................................................  $     966  $     547  $   2,137  $     963
Income tax expense.........................................................        341        200        741        332
                                                                             ---------  ---------  ---------  ---------
Net income.................................................................  $     625  $     347  $   1,396  $     631
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Income per common share....................................................  $    0.26        N/A  $    0.57        N/A

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          UNEARNED
                                                                             UNEARNED      COMMON          NET
                                  COMMON STOCK                                COMMON        STOCK      UNREALIZED       TOTAL
                             -----------------------   PAID IN   RETAINED   STOCK HELD     HELD BY     GAIN (LOSS)   STOCKHOLDERS'
                               SHARES      AMOUNT      CAPITAL   EARNINGS     BY ESOP     RRP TRUST   ON SECURITIES     EQUITY
                             ----------  -----------  ---------  ---------  -----------  -----------  -------------  ------------
Balance, January 1, 1996...                                      $  16,996                              $     701     $   17,697
Net Income.................                                            631                                                   631
Change in Unrealized Gain
  on Securities Available
  for Sale, Net of Deferred
  Taxes....................                                         --                                       (577)          (577)
                                          -------     ---------  ---------  -----------  -----------    ---------    ------------
Balance, June 30, 1996.....               $  --       $  --      $  17,627   $  --                      $     124     $   17,751
                                          -------     ---------  ---------  -----------  -----------    ---------    ------------
                                          -------     ---------  ---------  -----------  -----------    ---------    ------------
Balance, January 1, 1997...   2,731,250   $      27   $  31,827  $  17,344   $  (2,490)      --         $     383     $   47,091
Net Income.................                                          1,396                                                 1,396
Cash Dividends Declared....                                           (452)                                                 (452)
Common Stock Released by
  ESOP Trust...............                                  62                    131                                       193
Common Stock Acquired by
  Recognition and Retention
  Plan Trust...............                                                                  (1,830)                      (1,830)
Common Stock Earned by
  Participants of
  Recognition and Retention
  Plan Trust...............                                                                     114                          114
Change in Unrealized Gain
  on Securities Available
  for Sale, Net of Deferred
  Taxes....................                                                                                  (124)          (124)
                                          -------     ---------  ---------  -----------  -----------    ---------    ------------
Balance, June 30, 1997.....   2,731,250   $      27   $  31,889  $  18,288   $  (2,359)   $  (1,716)    $     259     $   46,388
                                          -------     ---------  ---------  -----------  -----------    ---------    ------------
                                          -------     ---------  ---------  -----------  -----------    ---------    ------------

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                                   FOR THE SIX MONTHS ENDED
                                                                                                   ------------------------
                                                                                                     JUNE 30,     JUNE 30,
                                                                                                       1997         1996
                                                                                                   -----------   ----------
Cash flows from operating activities:
Net income...........................................................................              $  1,396      $    631
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation...................................................................                   150           150
      Provision for deferred income taxes............................................                   --            (29)
      Provision for losses on loans..................................................                    90            90
      Provision for losses on real estate owned and other property acquired..........                   --            126
      Gain on sale of real estate owned and other property acquired..................                   (14)          (61)
      Gain on sale of loans held for sale............................................                    (1)           (3)
      Proceeds from sales of loans held for sale.....................................                   921         3,034
      Originations of loans held for sale............................................                  (920)       (3,031)
      Loss on sale of premises and equipment.........................................                   --             12
      Purchases of securities held for trading.......................................                  (481)          --
      Proceeds from sales of securities held for trading.............................                   116           --
      Gain on securities held for trading............................................                   (24)          --
      Gain on sale of other equity securities........................................                   --            (26)
      Accretion of discounts, net of premium amortization on securities..............                   (35)          (25)
      Amortization of deferred revenues and unearned income on loans.................                   (13)          (78)
      FHLB stock dividend received...................................................                   (53)          (50)
      Compensation expense recognized by RRP.........................................                   114            --
      ESOP contribution..............................................................                   193            --
      Changes in assets and liabilities:
            Increase in accrued interest receivable..................................                  (141)         (218)
            Decrease in other assets.................................................                   170           474
            Increase in accounts payable and accrued expenses........................                   224           189
                                                                                                   ---------    ---------
Net cash provided by operating activities............................................                 1,692         1,185
                                                                                                   ---------    ---------
Cash flows from investing activities:
      Proceeds from calls and maturities of securities available for sale............                 6,500            --
      Purchases of securities available for sale.....................................                (9,998)      (14,500)
      Net advances on loans..........................................................               (12,427)      (15,241)
      Proceeds from sale of premises and equipment...................................                   --              9
      Purchases of premises and equipment............................................                  (353)         (309)
      Proceeds from sale of real estate owned and other property acquired............                   184           393
      Capital costs incurred on real estate owned and other property acquired........                    (8)          (18)
      Principal collections on mortgage-backed securities available for sale.........                 1,824         2,449
      Principal collections on mortgage-backed securities held to maturity...........                   147           --
      Proceeds from redemptions and sales of other equity securities.................                   --            122
                                                                                                   ---------    --------
Net cash used in investing activities................................................               (14,131)      (27,095)
                                                                                                   ---------    ---------
Cash flows from financing activities:
      Net change in demand, NOW and savings deposits.................................                (1,559)        5,368
      Net change in time deposits....................................................                (2,409)          254
      Net change in mortgage escrow funds............................................                    73            (9)
      Net change in short-term borrowings............................................                 7,000        10,000
      Acquisition of common stock by RRP.............................................                (1,830)          --
      Dividends paid to shareholders.................................................                  (452)
      Stock subscriptions received...................................................                    --        33,162
                                                                                                   ---------    --------
Net cash provided by financing activities............................................                   823        48,775
                                                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents.................................               (11,616)       22,865

Cash and cash equivalents at beginning of period.....................................                19,784        16,481
                                                                                                   ---------    ---------
Cash and cash equivalents at end of period...........................................              $  8,168     $  39,346
                                                                                                   ---------    ---------
                                                                                                   ---------    ---------
Supplemental schedule of noncash activities:
      Acquisition of real estate in settlement of loans..............................              $     67     $     --
      Unrealized loss on securities..................................................              $   (189)    $    (874)
Supplemental disclosures:
      Cash paid for:
            Interest on deposits and borrowings......................................              $  5,212     $   5,316
            Income taxes.............................................................              $    691     $     321

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

BUSINESS

    The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, and one loan production office in Eunice, Louisiana. The Bank plans to open a full service financial center in New Iberia, Louisiana during the third quarter of 1997. The Bank holds deposits from the general public and provides residential real estate loans and other loans to the Lafayette, Louisiana area. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB"). The Company is subject to examination and comprehensive regulation by the Federal Reserve.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Loans Receivable

    Loans receivable (in thousands) at June 30,1997 and December 31, 1996 consisted of the following:

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------

Mortgage Loans:

Single Family Residential..............................................................  $  154,412   $  142,965

  Single FamilyConstruction............................................................      11,388       10,565

  Multi-family Residential.............................................................         565          862

  Commercial Real Estate...............................................................      11,340       12,873
                                                                                         ----------  ------------

    Total Mortgage loans...............................................................     177,705      167,265

Commercial Business Loans..............................................................      10,431        7,363

Consumer Loans:

  Savings..............................................................................       2,450        2,709

  Indirect Dealers.....................................................................       5,930        7,424

  Other................................................................................       7,308        6,594
                                                                                         ----------  ------------

    Total Loans........................................................................     203,824      191,355

Less:

  Allowance for Loan Losses............................................................      (2,662)      (2,592)

  Unearned Discounts/Deferred Premiums.................................................         247          331

  Net Deferred Loan Origination Fees...................................................        (477)        (471)

  Loans in Process.....................................................................      (5,972)      (5,899)
                                                                                         ----------  ------------

    Net Loans..........................................................................  $  194,960   $  182,724
                                                                                         ----------  ------------
                                                                                         ----------  ------------

(3) RECOGNITION AND RETENTION PLAN AND TRUST AND STOCK OPTION PLAN

    On January 21, 1997, the stockholders of the Company approved the Recognition and Retention Plan. The plan enables the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success. Pursuant to this plan, the Company acquired 109,250 shares, or 4%, of its outstanding common stock in open market transactions. These shares are accounted for as unearned deferred compensation and shares granted will be amortized as compensation expense over the vesting period based on the value at the date of the grant, which was $15.50 per share. On January 22, 1997, the Board of Directors granted 73,202 shares of restricted stock with a vesting period of 5 years. Compensation costs for the six months ended June 30, 1997 were $114,000. At June 30, 1997 no such shares were vested.

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

(4) SUBSEQUENT EVENTS

    On July 25, 1997, the Company announced plans to commence a repurchase program for the Company's common stock whereby, over the next twelve months, the Company may repurchase shares of Company common stock in an aggregate amount up to $4.6 million. Shares will be purchased from time to time, in the open market, when deemed appropriate by management. The Company plans to use the stock to fund its Stock Option Plan. As of August 8, 1997, the Company had repurchased 7,000 common shares at a cost of $151,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    On July 16, 1996, Acadiana Bancshares, Inc. (the "Company") issued 2,731,250 shares of common stock during the conversion (the "Conversion") of LBA Savings Bank (the "Bank") from mutual to stock form and reorganization into a holding company format. Net proceeds of $29.2 million were credited to stockholders' equity. The Company's ESOP, effective upon completion of the conversion, purchased 218,500 shares for $2.6 million, financed by a loan from the Company. The total cash received from the Conversion, net of $6.4 million withdrawn from deposit accounts for purchase of the stock, was $22.8 million. The additional cash was invested in investment securities and interest-bearing deposits. The immediate effect of the Conversion on the Company's Statement of Financial Condition was that investment securities and interest-bearing deposits increased as a proportion of total assets. The resulting effect on the Company's Statement of Operations was an increase in levels of interest income with no related offsetting change in interest expense.

CHANGES IN FINANCIAL CONDITION

    At June 30, 1997, the consolidated assets of the Company totaled $267.0 million, an increase of $2.6 million, or 1.0%, from December 31, 1996. The primary reasons for the increase in consolidated assets were an increase in loans receivable, net by $12.2 million, or 6.7%, and an increase in investment securities available for sale by $3.5 million, or 16.8%, which were partially offset by a decrease in cash of $11.6 million, or 58.7%, and a $2.1 million, or 6.0% decrease in mortgage-backed securities.

    Loans receivable, net, increased by $12.2 million, or 6.7%, to $195.0 million at June 30, 1997, compared to $182.7 million at December 31, 1996. The increase was primarily the result of a $10.4 million, or 6.2%, net increase in total mortgage loans, and a $3.1 million, or 41.7%, net increase in total commercial business loans. Total consumer loans experienced a net decrease of $1.0 million, or 6.2%, which included a decrease in indirect dealer loans of $1.5 million, or 20.1%.

    Cash and interest bearing deposits at other institutions decreased $11.6 million, or 58.7%, to $8.2 million at June 30, 1997, compared to $19.8 million at December 31, 1996. Cash funds were used primarily to fund new loans, new investment securities, deposit outflows, and the purchase of $1.8 million of common stock for the Recognition and Retention Plan Trust.

    The Company owned $389,000 of investment securities held for trading, as of June 30, 1997. Investment securities available for sale increased $3.5 million, or 16.8%, to $24.0 million at June 30, 1997, compared to $20.5 million at December 31, 1996. The primary reason for such increase was the purchases of $10.0 million of investment securities, which was partially offset by $6.5 million of redemption of investment securities and a decline in unrealized gains on the investment securities available for sale portfolio of $63,000.

    Mortgage-backed securities held to maturity decreased $140,000, or 1.1%, to $13.0 million at June 30, 1997 compared to $13.1 million at December 31, 1996. Such decrease was primarily the result of principal repayments. The mortgage-backed securities available for sale portfolio decreased $1.9 million, or 9.0%, to $19.6 million at June 30, 1997 as compared to $21.6 million at December 31, 1996. The decrease reflects normal principal repayments and a $128,000 decline in market values of the securities.

    Deposits decreased $4.0 million, or 2.1%, to $189.5 million at June 30, 1997, compared to $193.5 million at December 31, 1996. This decrease was due primarily to deposit outflows.

    Advances from the FHLB of Dallas increased $7.0 million, or 31.5%, to $29.3 million at June 30, 1997 as compared to $22.3 million at December 31, 1996. Of the Company's total outstanding FHLB advances, $22.0 million mature in the year ending December 31, 1998, $7.0 million mature in the year ending December 31, 1999, and $250,000 mature in the year ending December 31, 2005. The Company has the ability to borrow up to approximately $125.4 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock.

    Total stockholders' equity decreased $703,000, or 1.5%, to $46.4 million at June 30, 1997, compared to $47.1 million at December 31, 1996. The decrease was primarily attributable to the purchase of common stock shares for the RRP for approximately $1.8 million, a $124,000 decrease in net unrealized gains (losses) of securities available for sale, and $452,000 in dividends declared on common stock, all of which was partially offset by $1.4 million of net income.

    The Company's non-performing assets amounted to .33% of total assets at June 30, 1997 compared to .36% at December 31, 1996. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 194.73% at June 30, 1997 compared to 183.96% at December 31, 1996.

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

                                                          THREE MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------
                                                      1997                          1996
                                 YIELD/    --------------------------   ----------------------------
                                COST AT                         AVERAGE                      AVERAGE
                                JUNE 30,   AVERAGE              YIELD/  AVERAGE              YIELD/
                                  1997     BALANCE   INTEREST   COST    BALANCE   INTEREST    COST
                                --------   --------  --------   -----   --------  --------   -------
                                                                                             (DOLLARS
                                                                                               IN
                                                                                             THOUSANDS)
Interest-earning assets:
  Loans receivable:
    Real estate mortgage
      loans...................    7.76%    $164,044   $3,252    7.93%   $147,833   $3,073     8.31%
    Commercial business
      loans...................    9.52%       9,259      220    9.50%      3,363       75     8.92%
    Consumer and other
      loans...................    9.18%      15,884      371    9.34%     16,970      361     8.51%
                                           --------  --------           --------  --------
      Total loans.............    7.97%     189,187    3,843    8.13%    168,166    3,509     8.35%
  Mortgage-backed
    securities................    7.27%      33,194      593    7.15%     37,311      664     7.12%
  Investment securities(1)....    6.99%      30,520      534    7.00%     12,373      210     6.79%
  Other earning assets........    5.45%       6,167       66    4.28%      5,085       75     5.90%
                                           --------  --------           --------  --------
      Total interest-earning
        assets................    7.76%     259,068    5,036    7.78%    222,935    4,458     8.00%
                                                     --------                     --------
Noninterest-earning assets....                5,725                       12,552
                                           --------                     --------
      Total Assets............             $264,793                     $235,487
                                           --------                     --------
                                           --------                     --------
Interest-bearing liabilities:
  Deposits:
    Demand deposits...........    2.06%    $ 13,449       60    1.78%   $ 15,832       75     1.89%
    Passbook savings
      deposits................    2.53%      23,766      129    2.17%     28,755      180     2.50%
    Certificates of deposit...    5.88%     145,666    2,103    5.77%    158,693    2,378     5.99%
                                           --------  --------           --------  --------
      Total deposits..........    5.18%     182,881    2,292    5.01%    203,280    2,633     5.18%
  Advance from FHLB...........    5.66%      25,736      363    5.64%      4,551       66     5.80%
                                           --------  --------           --------  --------
    Total interest-bearing
      liabilities.............    5.25%     208,617    2,655    5.09%    207,831    2,699     5.19%
                                                     --------                     --------
Noninterest-bearing demand
  deposits....................                7,379                        3,971
Other noninterest-bearing
  liabilities.................                2,722                        5,932
                                           --------                     --------
    Total liabilities.........              218,718                      217,734
Equity........................               46,075                       17,753
                                           --------                     --------
    Total liabilities and
      equity..................             $264,793                     $235,487
                                           --------                     --------
                                           --------                     --------
Net interest-earning assets...             $ 50,451                     $ 15,104
                                           --------                     --------
                                           --------                     --------
Net interest income/interest
  rate spread.................    2.51%               $2,381    2.69%              $1,759     2.81%
                                   ---               --------   -----             --------   -------
                                   ---               --------   -----             --------   -------
Net interest margin...........                                  3.68%                         3.16%
                                                                -----                        -------
                                                                -----                        -------
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities.................                        124.18%                      107.27%
                                                     --------                     --------
                                                     --------                     --------

                                                 SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------------------------

                                            1997                           1996
                                ----------------------------   ----------------------------
                                                     AVERAGE                        AVERAGE
                                AVERAGE              YIELD/    AVERAGE              YIELD/
                                BALANCE   INTEREST    COST     BALANCE   INTEREST    COST
                                --------  --------   -------   --------  --------   -------

Interest-earning assets:
  Loans receivable:
    Real estate mortgage
      loans...................  $161,474   $6,454     7.99%    $145,612   $6,061     8.32%
    Commercial business
      loans...................     8,561      402     9.39%       2,419      107     8.85%
    Consumer and other
      loans...................    16,206      744     9.18%      16,052      688     8.57%
                                --------  --------             --------  --------
      Total loans.............   186,241    7,600     8.16%     164,083    6,856     8.36%
  Mortgage-backed
    securities................    33,715    1,204     7.14%      38,200    1,356     7.10%
  Investment securities(1)....    26,252      917     6.99%       9,228      308     6.68%
  Other earning assets........    11,296      268     4.75%       9,567      248     5.18%
                                --------  --------             --------  --------
      Total interest-earning
        assets................   257,504    9,989     7.76%     221,078    8,768     7.93%
                                          --------                       --------
Noninterest-earning assets....     5,708                          9,662
                                --------                       --------
      Total Assets............  $263,212                       $230,740
                                --------                       --------
                                --------                       --------
Interest-bearing liabilities:
  Deposits:
    Demand deposits...........  $ 13,444      121     1.80%    $ 15,601      149     1.91%
    Passbook savings
      deposits................    23,926      260     2.17%      28,211      352     2.50%
    Certificates of deposit...   146,115    4,205     5.76%     158,764    4,777     6.02%
                                --------  --------             --------  --------
      Total deposits..........   183,485    4,586     5.00%     202,576    5,278     5.21%
  Advance from FHLB...........    23,993      664     5.53%       2,401       72     6.00%
                                --------  --------             --------  --------
    Total interest-bearing
      liabilities.............   207,478    5,250     5.06%     204,977    5,350     5.22%
                                          --------                       --------
Noninterest-bearing demand
  deposits....................     6,884                          3,862
Other noninterest-bearing
  liabilities.................     2,503                          3,910
                                --------                       --------
    Total liabilities.........   216,865                        212,749
Equity........................    46,347                         17,991
                                --------                       --------
    Total liabilities and
      equity..................  $263,212                       $230,740
                                --------                       --------
                                --------                       --------
Net interest-earning assets...  $ 50,026                       $ 16,101
                                --------                       --------
                                --------                       --------
Net interest income/interest
  rate spread.................             $4,739     2.70%               $3,418     2.71%
                                          --------   -------             --------   -------
                                          --------   -------             --------   -------
Net interest margin...........                        3.68%                          3.09%
                                                     -------                        -------
                                                     -------                        -------
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities.................             124.11%                        107.86%
                                          --------                       --------
                                          --------                       --------

------------------------

(1)  Includes FHLB stock.

RESULTS OF OPERATIONS

    The Company reported a net income of $625,000 for the three months ended June 30, 1997, compared to a net income of $347,000 for the three months ended June 30, 1996. The $278,000, or 80.1%, increase is due primarily to an increase in net interest income of $622,000, together with an increase in non-interest income of $15,000, all of which was partially offset by an increase in non-interest expenses of $218,000, and an increase in income taxes of $141,000. The primary reason for the increase in net interest income relates to the Company's deployment of $29.2 million net proceeds from the issuance of common stock. The primary reasons for an increase in non-interest expenses were an increase in salaries and employee benefits of $147,000 together with a new state shares tax expense of $76,000.

    For the six months ended June 30, 1997 the Company reported net income of $1.4 million compared to $631,000 for the six months ended June 30, 1996. The $765,000, or 121.2% increase is due primarily to an increase in net interest income of $1.3 million , or 38.6%, together with an increase in non-interest income of $22,000, or 4.4%, all of which was partially offset by an increase in non-interest expense of $169,000, or 5.9%, and an increase in income tax expense of $409,000, or 123.2%, compared to the six months ended June 30, 1996.

    The Company expects an increase in non-interest expenses relating to the commencement of operations of a full service financial center in New Iberia, Louisiana, which is expected to open near the end of the third quarter of 1997.

NET INTEREST INCOME

    Net interest income increased $622,000, or 35.4%, for the three months ended June 30, 1997, to $2.4 million, compared to $1.8 million for the three months ended June 30, 1996. The increase was due to a $578,000, or 13.0%, increase in interest income together with a decrease in interest expense of $44,000, or 1.6%. The increase in interest income was the result of a $36.1 million, or 16.2%, increase in the average balance of interest-earning assets which was partially offset by an 22 basis point (100 basis point being equal to 1%) decrease in the yield thereon. The decrease in interest expense was the result of a 10 basis point decrease in yield on average interest-bearing liabilities, which was partially offset by a $786,000 increase in the average balance of interest-bearing liabilities. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.69% and 3.68%, respectively, during the three months ended June 30, 1997 compared to 2.81% and 3.16%, respectively, for the comparable period in 1996.

    For the six months ended June 30, 1997, net interest income increased $1.3 million, or 38.6%, to $4..7 million, compared to $3.4 million for the six months ended

June 30, 1996. The increase was due to a $1.2 million, or 13.9%, increase in interest income together with a decrease in interest expense of $100,000, or 1.9%. The increase in interest income was the result of a $36.4 million, or 16.5%, increase in the average balance of interest-earning assets which was partially offset by an 17 basis point decrease in the yield thereon. The decrease in interest expense was the result of a 16 basis point decrease in yield on average interest-bearing liabilities, which was partially offset by a $2.5 million, or 1.2%, increase in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 2.70% and 3.68%, respectively, during the six months ended June 30, 1997 compared to 2.71% and 3.09%, respectively, for the comparable period in 1996.

INTEREST INCOME

    The Company's total interest income was $5.0 million for the three months ended June 30, 1997, compared to $4.5 million for the three months ended June 30, 1996. The reasons for the $578,000, or 13.0%, increase in interest income were a $334,000, or 9.5%, increase in interest income from loans, a $324,000, or 154.3%, increase in interest income from investment securities, all of which was partially offset by a $71,000, or 10.7%, decrease in interest income from mortgage-backed securities and a $9,000 or 12.0%, decrease in interest income from interest-bearing deposits,. The increase in interest income from loans was the result of a $21.0 million, or 12.5%, increase in the average balance of loans, which was partially offset by a 22 basis point decrease in the yield thereon. The increase in interest income from investment securities was the result of a $18.1 million, or 146.7%, increase in the average balance of investments together with a 21 basis point increase in the yield thereon. The decrease in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a 162 basis point decrease in the yield thereon which was partially offset by a $1.1 million increase in the average balance of other earning assets . The decrease in interest income on mortgage-backed securities was the result of a decrease in the average balance of mortgage-backed securities of $4.1 million which was partially offset by an increase of 3 basis points in the yield thereon.

    For the six months ended June 30, 1997, the Company's total interest income was $10.0 million, compared to $8.8 million for the six months ended June 30, 1996. The reasons for the $1.2 million, or 13.9%, increase in interest income were a $744,000, or 10.9%, an increase in interest income from loans, a $609,000, or 197.7%, increase in interest income from investment securities, and a $20,000 or 8.1%, increase in interest income from interest-bearing deposits, all of which was partially offset by a $152,000, or 11.2%, decrease in interest income from mortgage-backed securities. The increase in interest income from loans was the result of a $22.2 million, or 13.5%, increase in the average balance of loans, which was partially offset by a 20 basis point decrease in the yield thereon. The increase in interest income from investment securities was the result of a $17.0 million, or 184.5%, increase in the average balance of investments together with a 31 basis point increase in the yield thereon. The increase in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $1.7 million increase in the average balance of other earning assets, which was partially offset by a 43 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a decrease in the average balance of mortgage-backed securities of $4.5 million which was partially offset by an increase of 4 basis points in the yield thereon.

INTEREST EXPENSE

    The Company's total interest expense was $2.7 million during the three months ended June 30, 1997, remaining stable compared to $2.7 million for the three months ended June 30, 1996. The slight $44,000, decrease in interest expense was comprised of a decrease of $341,000, in interest expense on deposits, which was substantially offset by an increase of $297,000 in interest expense on advances from the FHLB. The decrease in interest expense on deposits was the result of a decrease of $20.4 million, or 10.0%, in average balances in interest bearing deposits together with a decrease of 17 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in average balances on advances from the FHLB of $21.2 million, which was partially offset by a decrease of 16 basis points in the cost thereon.

    The Company's total interest expense was $5.3 million during the six months ended June 30, 1997, slightly decreasing compared to $5.4 million for the six months ended June 30, 1996. The $100,000 decrease in interest expense was comprised of a decrease of $692,000, in interest expense on deposits, which was substantially offset by an increase of $592,000 in interest expense on advances from the FHLB. The decrease in interest expense on deposits was the result of a decrease of $19.1 million, or 9.4%, in average balances in interest bearing deposits together with a decrease of 21 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in average balances on advances from the FHLB of $21.6 million, which was partially offset by a decrease of 47 basis points in the cost thereon.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $45,000 for the three months ended June 30, 1997, remaining stable as compared to the same period in 1996. The provision for loan losses for the six months ended June 30, 1997 was $90,000, also remaining stable as compared to the same period in 1996.

NONINTEREST INCOME

    Noninterest income increased $15,000, or 6.1%, for the three months ended June 30, 1997 to $262,000, compared to $247,000 for the three months ended June 30, 1996. Such increase was due primarily to a $54,000, or 39.7%, increase on deposit fees and service charges which relates primarily to an increase in per item charges, a $1,000 increase in servicing fees on loans sold, an increase of $16,000 in gains from sales of investment securities produced from investments held for trading, and a $13,000 increase in gains from the sale of loans, all of which were partially offset by a decrease of $12,000, or 33.3%, in loan fees and service charges, and a $57,000, or 77.0% decrease in other income. The decrease in gains from the sale of loans reflects the Company's decision to hold certain newly originated fixed rate loans for its portfolio resulting in a decline in the volume of sales of loans. The decrease in loan fees and service charges reflects a volume related decrease in late charges on delinquent loans.

    Noninterest income increased $22,000, or 4.4%, for the six months ended June 30, 1997 to $523,000, compared to $501,000 for the six months ended June 30, 1996. Such increase was due primarily to a $99,000, or 36.8%, increase on deposit fees and service charges which relates primarily to an increase in per item charges, a $1,000 increase in servicing fees on loans sold, an increase of $2,000 in gains from sales of investment securities produced from investments held for trading, and a $24,000 increase in gains from the sale of loans, all of which were partially offset by a decrease of $23,000, or 27.4%, in loan fees and service charges, and a $81,000, or 66.9% decrease in other income. The decrease in gains from the sale of loans reflects the Company's decision to hold certain newly originated fixed rate loans for its portfolio resulting in a decline in the volume of sales of loans. The decrease in loan fees and service charges reflects a volume related decrease in late charges on delinquent loans.

NONINTEREST EXPENSE

    Noninterest expense increased $218,000, or 15.4%, for the three months ended June 30, 1997, to $1.6 million, compared to $1.4 million for the three months ended June 30, 1996. Such increase was due primarily to a $147,000 increase in salaries and employee benefits including the costs relating to the ESOP and the RRP, together totaling $158,000, which costs were not applicable to the prior year three month period because these plans were not in effect during that prior period, a $10,000 increase in occupancy expenses relating to repairs and maintenance at the main office and branch facilities a $34,000 increase in advertising expense, a new state shares tax expense of $76,000 which is based on the equity of the Bank, and was not applicable to the Company in 1996, and an $87,000 increase in all other expenses, all of which were partially offset by an $87,000 decrease in federal deposit insurance premiums, primarily due to lower rates, and a $44,000 decrease in net costs of real estate owned, reflecting the Company's decrease in repossessed assets.

    Noninterest expense increased $169,000, or 5.9.0%, for the six months ended June 30, 1997, to $3.0 million, compared to $2.9 million for the six months ended June 30, 1996. Such increase was due primarily to a $244,000 increase in salaries and employee benefits including the costs relating to the ESOP and the RRP, together totaling $307,000, which costs were not applicable to the prior year six month period because these plans were not in effect during that prior period, a $31,000 increase in occupancy expenses relating to repairs and maintenance at the main office and branch facilities, a $36,000 increase in advertising expense, a new state shares tax expense of $152,000 which is based on the equity of the Bank, and was not applicable to the

Company in 1996, and an $43,000 increase in all other expenses, all of which were partially offset by an $172,000 decrease in federal deposit insurance premiums, primarily due to lower rates, a $117,000 decrease in net costs of real estate owned, reflecting the Company's decrease in repossessed assets, and a $48,000 decrease in consulting expenses.

INCOME TAX EXPENSE

    Income tax expense increased by $141,000, or 70.5%, for the three months ended June 30, 1997 to $341,000, as compared to an income tax expense of $200,000 for the three months ended June 30, 1996. The increase in income tax expense reflects an increase in income before income taxes.

    Income tax expense increased by $409,000, or 123.2%, for the six months ended June 30, 1997 to $741,000, as compared to an income tax expense of $332,000 for the six months ended June 30, 1996. The increase in income tax expense reflects an increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities from its loan portfolio and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has the ability to borrow up to approximately $125.4 million from the FHLB through its subsidiary Bank. At June 30, 1997, the Bank had $29,250,000 of outstanding advances from the FHLB of Dallas, and no other borrowings.

    Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $16.3 million and the undisbursed loans in process totaled $6.8 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $700,000 and $90,000 respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $79.3 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The
Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, which has caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

    Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At June 30, 1997 the Bank was in compliance with all applicable regulatory capital requirements.

    The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 1997.

                                                                       REQUIRED                 ACTUAL            EXCESS
                                                                ----------------------  ----------------------  -----------

                                                                  PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                                                -----------  ---------  -----------  ---------  -----------


                                                                                  (DOLLARS IN THOUSANDS)

Tier 1 leverage capital ratios................................        4.00%  $  10,138       13.78%  $  34,918        9.78%

Risk-based capital ratios

  Tier 1......................................................        4.00       5,387       25.93%     34,918       21.93%

  Total.......................................................        8.00      10,775       27.19%     36,614       19.19%


                                                                 AMOUNT
                                                                ---------

Tier 1 leverage capital ratios................................  $  24,780
Risk-based capital ratios
  Tier 1......................................................     29,531
  Total.......................................................     25,839

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    On April 30, 1997 the Company held the annual meeting of the stockholders for the following purposes: (1) to elect two directors for a three-year term expiring in 2000, and until their successors are elected and qualified; (2) to ratify the appointment by the Board of Directors of Castaing, Hussey & Lolan, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997.

    Votes were cast as follows:

                                                                                                    2 CASTAING,
                                                                    1 (a)LAWRENCE   1 (b) DON J.  HUSSEY & LOLAN,
                                                                      GANKENDORFF   O'ROURKE,SR.      L. L.P.
                                                                    --------------  ------------  ---------------

For...............................................................      2,415,772     2,415,917       2,415,836

Against...........................................................                                       12,427

Abstain...........................................................         13,982        13,837           1,491

Total Votes Cast..................................................      2,429,754     2,429,754       2,429,754

ITEM 5. OTHER INFORMATION.

    The Company added two new directors in June of 1997, one of whom also became an officer of the Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Not applicable.

    b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ACADIANA BANCSHARES, INC.

August 08, 1997                                By: /s/ Gerald G. Reaux, Jr.
                                               -----------------------------------
                                               Gerald G. Reaux, Jr. ,President and
                                               Chief Executive Officer

August 08, 1997                                By: /s/ Emile E. Soulier, III
                                               ----------------------------------
                                               Emile E. Soulier, III, Vice-President
                                               and Chief Financial Officer