Form 10-Q
period 1997-09-30
ACADIANA BANCSHARES INC /LA
filed 1997-11-14
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          ------------  ------------

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Louisiana                                                72-1317124
--------------------------------------------------------------           ---------------------
(State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer
                                                                           Identification No.)

              101 West Vermilion Street
                 Lafayette, Louisiana                                          70501
--------------------------------------------------------------           ---------------------
        (Address of Principal Executive Offices)                              (Zip Code)

                                  (318)232-4631
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              -----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            As of November 7, 1997, 2,656,750 shares of the Registrant's common stock were issued and outstanding. Of that total, 218,500 shares are held by the Registrant's Employee Stock Ownership Plan, of which 191,135 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

             Consolidated Statements of Financial Condition
             (As of September 30, 1997 and December 31, 1996)                                       3

             Consolidated Statements of Operations (For the three and nine
             months ended September 30, 1997 and 1996)                                              4

             Consolidated Statements of Stockholders' Equity (For the nine
             months ended September 30, 1997 and 1996)                                              5

             Consolidated Statements of Cash Flows (For the nine months
             ended September 30, 1997 and 1996)                                                     6

             Notes to Consolidated Financial Statements                                             7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                   10

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings                                                                     21
Item 2.      Changes in Securities                                                                 21
Item 3.      Defaults Upon Senior Securities                                                       21
Item 4.      Submission of Matters to a Vote of Security Holders                                   21
Item 5.      Other Information                                                                     21
Item 6.      Exhibits and Reports on Form 8-K                                                      21


Signatures                                                                                         22

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)

                                                           September 30,               December 31,
                                                               1997                        1996
                                                          ---------------             -------------

ASSETS:

Cash and cash equivalents:
  Cash and amounts due from banks                          $           827             $       1,234
   Interest bearing deposits                                        14,007                    18,550
                                                        -------------------         -----------------
       Total                                                        14,834                    19,784
Investment securities:
  Held for trading                                                     679                         -
  Available for sale                                                14,044                    20,539
Mortgage-backed securities:
  Held-to-maturity (market value of $12,912
     and $12,938, respectively)                                     12,884                    13,087
  Available for sale                                                18,851                    21,566
Loans receivable, net                                              205,507                   182,724
Premises and equipment, net                                          2,638                     1,827
Real estate owned, net                                                 135                        75
Federal Home Loan Bank stock, at cost                                1,859                     1,778
Accrued interest receivable                                          1,443                     1,551
Other assets                                                         1,144                     1,443
                                                        -------------------         -----------------
      Total Assets                                         $       274,018             $     264,374
                                                        ===================         =================

LIABILITIES:

Deposits                                                   $       188,990             $     193,450
Advances from Federal Home Loan Bank                                36,628                    22,250
Accrued interest payable on deposits                                    83                        47
Advance payments by borrowers for taxes
  and insurance                                                        599                       441
Accrued and other liabilities                                        1,059                       869
Dividends payable                                                      226                       226
                                                        -------------------         -----------------
      Total Liabilities                                    $       227,585             $     217,283
                                                        -------------------         -----------------

STOCKHOLDERS' EQUITY:

Preferred Stock of $.01 par value, authorized 5,000,000
  shares, none issued or outstanding
Common Stock of $.01 par value, authorized 20,000,000      $            27             $          27
  shares, issued and outstanding 2,731,250 shares
Paid In Capital                                                     31,941                    31,827
Retained Earnings                                                   18,756                    17,344
Unearned Common Stock Held by ESOP                                  (2,293)                   (2,490)
Unearned Common Stock Held by RRP Trust                             (1,659)                        -
Treasury Stock, at cost; 33,900 shares                                (741)                        -
Unrealized gain on securities
  available for sale, net of deferred taxes                            402                       383
                                                        -------------------         -----------------
       Total Stockholders' Equity                          $        46,433             $      47,091
                                                        -------------------         -----------------

       Total Liabilities and Stockholders' Equity          $       274,018             $     264,374
                                                        ===================         =================


            See Notes to Unaudited Consolidated Financial Statements
                                       3

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)

                                                        For the Three Months                         For the Nine Months
                                                        Ended September 30,                          Ended September 30,
                                             -------------------------------------------------------------------------------------
                                                 1997                   1996                     1997                1996
                                             -----------------   --------------------     -------------------   ------------------

INTEREST INCOME:
   Loans                                        $       4,050      $           3,652          $       11,650       $       10,508
   Mortgage-backed securities                             574                    636                   1,778                1,993
   Investment securities                                  367                    434                   1,285                  741
   Interest-bearing deposits                              115                    236                     383                  484
                                             ----------------    --------------------     -------------------   ------------------
         Total interest income                  $       5,106      $           4,958          $       15,096       $       13,726
                                             ----------------    --------------------     -------------------   ------------------

INTEREST EXPENSE:
   Deposits                                     $       2,274      $           2,524          $        6,860       $        7,802
   Advances from FHLB                                     488                    215                   1,152                  288
                                             ----------------    --------------------     -------------------   ------------------
         Total interest expense                         2,762                  2,739                   8,012                8,090
                                             ----------------    --------------------     -------------------   ------------------

Net interest income                                     2,344                  2,219                   7,084                5,636
Provision for loan losses                                  45                     45                     135                  135
                                             ----------------    --------------------     -------------------   ------------------
Net interest income after provision
    for loan losses                                     2,299                  2,174                   6,949                5,501
                                             ----------------    --------------------     -------------------   ------------------

NON-INTEREST INCOME:
   Loan fees and service charges                $          39      $              34          $          100       $          117
   Servicing fees on loans sold                            15                     14                      46                   43
   Deposit fees and service charges                       183                    136                     551                  406
   Investment securities gains, net                        71                      -                      95                    -
   Loss on sale of fixed rate loans                          -                   (51)                     (1)                 (53)
   Other income                                            19                     32                      58                  153
                                             ----------------    --------------------     -------------------   ------------------
         Total non-interest income              $         327      $             165          $          849       $          666
                                             ----------------    --------------------     -------------------   ------------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits               $         825      $             668          $        2,355       $        1,954
   Occupancy                                               80                     62                     246                  197
   Depreciation                                            83                     84                     233                  234
   Net costs of real estate owned                          (1)                    85                     (36)                 167
   Federal deposit insurance premiums                      30                  1,458                      92                1,692
   Advertising expense                                     75                     44                     217                  150
   Consulting expense                                      20                     41                      71                  140
   Bank share tax expense                                  76                      -                     228                    -
   Other expenses                                         382                    422                   1,199                1,195
                                             ----------------    --------------------     -------------------   ------------------
         Total non-interest expense             $       1,570      $           2,864          $        4,605       $        5,729
                                             ----------------    --------------------     -------------------   ------------------

Income before income taxes                      $       1,056      $            (525)         $        3,193       $          438
Income tax expense                                        362                   (173)                  1,103                  159
                                             ----------------    --------------------     -------------------   ------------------
Net income                                      $         694      $            (352)         $        2,090       $          279
                                             ================    ====================     ===================   ==================
Income per common share                         $        0.29      $           (0.14)         $         0.86         N/A
                                             ================    ====================     ===================





            See Notes to Unaudited Consolidated Financial Statements
                                       4

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       ( In Thousands, Except Share Data)



                                                                                                                       Unearned
                                                   Common Stock                                                         Common
                                         ----------------------------------      Paid In             Retained         Stock Held
                                             Shares             Amount           Capital             Earnings          By ESOP
                                         ---------------  -----------------  -----------------  -----------------  ----------------

BALANCE, JANUARY 1, 1996                                               $-             $   -              $16,996           $     -

Net Income                                                                                                   279

Cash Dividends Declared                                                                                     (246)

Common Stock Issued in Conversion             2,731,250                 27             31,811                               (2,622)

Common Stock Released by
 ESOP Trust                                                                                 4                                   66

Change in Unrealized Gain on
 Securities Available for Sale, Net
 of Deferred Taxes                                                                                             -
                                         ---------------  -----------------  -----------------  -----------------  ----------------

BALANCE, SEPTEMBER 30, 1996                   2,731,250                $27            $31,815            $17,029           $(2,556)
                                         ===============  =================  =================  =================  ================

BALANCE, JANUARY 1, 1997                      2,731,250                $27            $31,827            $17,344           $(2,490)

Net Income                                                                                                 2,090

Cash Dividends Declared                                                                                     (678)

Common Stock Released by
 ESOP Trust                                                                               114                                  197

Treasury Stock, at cost                         (33,900)

Common Stock Acquired by Recognition
 and Retention Plan Trust

Common Stock Earned by Participants of
 Recognition and Retention Plan Trust

Change in Unrealized Gain on
 Securities Available for Sale, Net
 of Deferred Taxes
                                         ---------------  -----------------  -----------------  -----------------  ----------------

BALANCE, SEPTEMBER 30, 1997                   2,697,350                $27            $31,941            $18,756           $(2,293)
                                         ===============  =================  =================  =================  ================



                                                   Unearned
                                                    Common                                       Net
                                                     Stock                                   Unrealized                Total
                                                    Held By              Treasury            Gain (Loss)           Stockholders'
                                                   RRP Trust              Stock             On Securities              Equity
                                               ------------------  -------------------  ----------------------  ------------------

BALANCE, JANUARY 1, 1996                           $         -      $          -            $         701                  17,697

Net Income                                                                                                                    279

Cash Dividends Declared                                                                                                      (246)

Common Stock Issued in Conversion                                                                                          29,216

Common Stock Released by                                                                                                        -
 ESOP Trust                                                                                                                    70

Change in Unrealized Gain on
 Securities Available for Sale, Net
 of Deferred Taxes                                                                                   (495)                   (495)
                                               ----------------  ----------------        ------------------  ---------------------

BALANCE, SEPTEMBER 30, 1996                        $         -      $          -            $         206                 $46,521
                                               ================  ================        ==================  =====================

BALANCE, JANUARY 1, 1997                                     -      $          -            $         383                 $47,091

Net Income                                                                                                                  2,090

Cash Dividends Declared                                                                                                      (678)

Common Stock Released by
 ESOP Trust                                                                                                                   311

Treasury Stock, at cost                                                     (741)                                            (741)

Common Stock Acquired by Recognition
 and Retention Plan Trust                               (1,830)                                                            (1,830)

Common Stock Earned by Participants of
 Recognition and Retention Plan Trust                      171                                                                171

Change in Unrealized Gain on
 Securities Available for Sale, Net
 of Deferred Taxes                                                                                     19                      19
                                               ----------------  ----------------        ------------------  ---------------------

BALANCE, SEPTEMBER 30, 1997                        $    (1,659)     $       (741)           $         402                 $46,433
                                               ================  ================        =================   =====================


            See Notes to Unaudited Consolidated Financial Statements
                                       5

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            For the Nine Months Ended
                                                                                  ----------------------------------------------
                                                                                      September 30,            September 30,
                                                                                           1997                    1996
                                                                                  ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $            2,090         $            279
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                                 233                      234
      Provision for deferred income taxes                                                          111                        -
      Provision for losses on loans                                                                135                      135
      Provision for losses on real estate owned and other property acquired                          -                      224
      Gain on sale of real estate owned and other property acquired                                (14)                    (105)
      Loss (gain) on sale of loans held for sale                                                    (1)                      53
      Proceeds from sales of loans held for sale                                                   921                    3,905
      Originations of loans held for sale                                                         (920)                  (3,958)
      Loss on sale of premises and equipment                                                         -                       12
      Purchases of securities held for trading                                                    (700)                       -
      Proceeds from sales of securities held for trading                                           116                        -
      Gain on securities held for trading                                                          (95)                       -
      Gain on sale of other equity securities                                                        -                      (26)
      Accretion of discounts, net of premium amortization on securities                            (50)                     (37)
      Amortization of deferred revenues and unearned income on loans                               (18)                     (15)
      FHLB stock dividend received                                                                 (81)                     (75)
      Compensation expense recognized by RRP                                                       171                        -
      ESOP contribution                                                                            311                        -
      Changes in assets and liabilities:
                  Decrease (increase) in accrued interest receivable                               108                     (385)
                  Decrease in other assets                                                         178                      272
                  Increase in accounts payable and accrued expenses                                226                    1,790
                                                                                  ---------------------   ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        2,721                    2,303
                                                                                  ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from calls and maturities of securities available for sale                       16,500                        -
      Purchases of securities available for sale                                               (10,000)                 (19,500)
      Net advances on loans                                                                    (23,178)                 (21,295)
      Proceeds from sale of premises and equipment                                                   -                        9
      Purchases of premises and equipment                                                       (1,044)                    (302)
      Proceeds from sale of real estate owned and other property acquired                          223                      604
      Capital costs incurred on real estate owned and other property acquired                        9                      (31)
      Principal collections on mortgage-backed securities available for sale                     2,780                    3,184
      Principal collections on mortgage-backed securities held to maturity                         212                      304
      Proceeds from redemptions and sales of other equity securities                                 -                      122
                                                                                  ---------------------   ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (14,498)                 (36,905)
                                                                                  ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in demand, NOW and savings deposits                                            (2,889)                  (2,184)
      Net change in time deposits                                                               (1,571)                  (9,008)
      Net change in mortgage escrow funds                                                          158                       60
      Net change in short-term borrowings                                                       14,378                   20,000
      Acquisition of common stock by RRP                                                        (1,830)
      Acquisition of treasury stock                                                               (741)                       -
      Dividends paid to shareholders                                                              (678)                       0
      Proceeds from issuance of common stock                                                         -                   30,153
      Stock conversion costs incurred                                                                -                     (867)
                                                                                  ---------------------   ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        6,827                   38,154
                                                                                  ---------------------   ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (4,950)                   3,552

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                19,784                   16,481
                                                                                  ---------------------   ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $           14,834         $         20,033
                                                                                  =====================   ======================

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
     Acquisition of real estate in settlement of loans                              $              209         $              -
     Unrealized loss on securities                                                  $               29         $           (750)
SUPPLEMENTAL DISCLOSURES:
     Cash paid for:
                 Interest on deposits and borrowings                                $            7,976         $          8,070
                 Income taxes                                                       $            1,644         $            526




            See Notes to Unaudited Consolidated Financial Statements
                                       6

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

BUSINESS

The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. The Bank opened a full service financial center in New Iberia, Louisiana near the end of the third quarter of 1997. The Bank holds deposits from the general public and provides residential real estate loans and other loans to the Lafayette, Louisiana area. The Savings Association Insurance Fund ("SAIF") insures the Bank's deposits to the maximum extent permitted by law. The Bank is subject to competition from other financial institutions and other companies, which provide financial services. The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB"). The Company is subject to examination and comprehensive regulation by the Federal Reserve.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)      LOANS RECEIVABLE

         Loans receivable (in thousands) at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                 September 30,               December 31,
                                                                     1997                        1996
                                                            ----------------------       ---------------------
         Mortgage Loans:
                     Single Family Residential                      $     163,242            $        142,965
                     Single Family Construction                            11,199                      10,565
                     Multi-family Residential                                 556                         862
                     Commercial Real Estate                                 9,557                      12,873
                                                            ----------------------       ---------------------
                         Total Mortgage loans                             184,554                     167,265


         Commercial Business Loans                                         13,338                       7,363

         Consumer Loans:
                     Savings                                                2,264                       2,709
                     Indirect Dealers                                       5,122                       7,424
                     Other                                                  8,870                       6,594
                                                            ----------------------       ---------------------
                         Total Consumer loans                              16,256                      16,727

                         Total Loans                                      214,148                     191,355
         Less:
                     Allowance for Loan Losses                            (2,744)                     (2,592)
                     Unearned Discounts/Deferred Premiums                     197                         331
                     Net Deferred Loan Origination Fees                     (503)                       (471)
                     Loans in Process                                     (5,591)                     (5,899)
                                                            ----------------------       ---------------------
                         Net Loans                                  $     205,507            $        182,724
                                                            ======================       =====================

 (3)    EARNINGS PER SHARE

       Earnings per share were based on 2,411,009 weighted average shares outstanding during the three month period ended September 30, 1997 and 2,428,930 weighted average shares outstanding during the nine months ended September 30, 1997. For the three months ended September 30, 1997, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 193,842; (b) the weighted average shares owned by the Recognition and Retention Plan and Trust of 109,250 and (c) the weighted average shares purchased in Treasury Stock of 16,992. For the nine months ended September 30, 1997, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 199,314; (b) the weighted average shares owned by the Recognition and Retention Plan and Trust of 92,608, and (c) the weighted average shares purchased in Treasury Stock of 5,664.

       In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not believe that the effect of SFAS 128 on the calculation of fully diluted earnings per share for these quarters would be material.

(4) RECOGNITION AND RETENTION PLAN AND TRUST AND STOCK OPTION PLAN

On January 21, 1997, the stockholders of the Company approved the Recognition and Retention Plan. The plan enables the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success. Pursuant to this plan, the Company acquired 109,250 shares, or 4%, of its outstanding common stock in open market transactions. These shares are accounted for as unearned deferred compensation and shares granted will be amortized as compensation expense over the vesting period based on the value at the date of the grant, which was $15.50 per share. On January 22, 1997, the Board of Directors granted 73,202 shares of restricted stock with a vesting period of 5 years. Compensation costs for the three and nine months ended September 30, 1997 were $57,000 and $170,000, respectively. At September 30, 1997, no such shares were vested.

On January 21, 1997, the stockholders of the Company approved the adoption of the Stock Option Plan. The Stock Option plan authorizes grants totaling 273,125 shares, or 10 percent of the total number of common shares sold in the Company's initial public offering of its common stock upon the mutual-to-stock conversion of the Bank. The option exercise price cannot be less than the fair value of the underlying stock as of the date of the option grant and the maximum term cannot exceed ten years. On January 22, 1997, the Board of Directors granted 211,701 options to directors and officers at an exercise price of $15.50 per share. The Plan is designed to retain qualified directors and officers for the Company.

(5) REPURCHASE COMMON STOCK

On July 25, 1997, the Company announced plans to commence a repurchase program for the Company's common stock whereby, over the next twelve months, the Company may repurchase shares of Company common stock in an aggregate amount up to $4.6 million. Shares will be purchased from time to time, in the open market, when deemed appropriate by management. The Company plans to use the stock to fund its Stock Option Plan. As of November 7, 1997, the Company had repurchased 74,500 common shares at a cost of $1.7 million.

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

CHANGES IN FINANCIAL CONDITION

            At September 30, 1997, the consolidated assets of the Company totaled $274.0 million, an increase of $9.6 million, or 3.6%, from December 31, 1996. The primary reason for the increase in consolidated assets was an increase in loans receivable, net by $22.8 million, or 12.5%, which was partially offset by a decrease in cash of $5.0 million, or 25.0%, a decrease in investment securities available for sale of $6.5 million, or 31.6%, and a $2.7 million, or 12.6% decrease in mortgage-backed securities.

            Loan growth of $22.8 million, or 12.5%, outpaced the overall asset growth of the Company of $9.6 million, or 3.6%, for the nine months ended September 30, 1997, compared to that of December 31, 1996, while deposits decreased $4.5 million, or 2.3%, during the same period, causing the Company to increase its funding in the form of Advances From Federal Home Loan Bank by $14.4 million, or 64.6% since December 31, 1996. The loan to deposit ratio at September 30, 1997 was 108.7% compared to 94.5% at December 31, 1996.

            Cash and interest bearing deposits at other institutions decreased $5.0 million, or 25.0%, to $14.8 million at September 30, 1997, compared to $19.8 million at December 31, 1996. Cash funds were used primarily to fund new loans, deposit outflows, the purchase of $1.8 million of common stock for the Recognition and Retention Plan ("RRP") Trust, and $741,000 of common stock (33,900 shares) repurchased by the Company as Treasury Stock.

            The Company owned $679,000 of investment securities held for trading, as of September 30, 1997. Investment securities available for sale decreased $6.5 million, or

31.6%, to $14.0 million at September 30, 1997, compared to $20.5 million at December 31, 1996. The primary reason for such decrease was the redemption of $16.5 million of investment securities, which was partially offset by purchase of $10.0 million of investment securities.

            Loans receivable, net, increased $22.8 million, or 12.5%, to $205.5 million at September 30, 1997, compared to $182.7 million at December 31, 1996. Single family residential loans increased $20.3 million or 14.2%, to $163.2 million and commercial business loans increased $6.0 million, or 81.1% to $13.3 million. These increases were partially offset by a $3.3 million or 25.8% decrease in commercial real estate mortgage loans.

            Mortgage-backed securities held to maturity decreased $203,000, or 1.6%, to $12.9 million at September 30, 1997 compared to $13.1 million at December 31, 1996. Such decrease was primarily the result of principal repayments. The mortgage-backed securities available for sale portfolio decreased $2.7 million, or 12.6%, to $18.9 million at September 30, 1997 as compared to $21.6 million at December 31, 1996. The decrease reflects normal principal repayments, which were partially offset by an increase of $47,000 in market values of the securities.

           Premises and equipment, net, increased $811,000, or 44.4%, to $2.6 million at September 30, 1997 compared to $1.8 million at December 31, 1996. The primary reason for such increase was the purchase of a branch facility in New Iberia, Louisiana.

            Deposits decreased $4.5million, or 2.3%, to $189.0 million at September 30, 1997, compared to $193.5 million at December 31, 1996. This decrease was due primarily to deposit outflows.

            Advances from the FHLB of Dallas increased $14.4 million, or 64.6%, to $36.6 million at September 30, 1997 as compared to $22.3 million at December 31, 1996. Of the Company's total outstanding FHLB advances, $22.0 million mature in the year ending December 31, 1998, $14.4 million mature in the year ending December 31, 1999, and $250,000 mature in the year ending December 31, 2005. The Company has the ability to borrow up to approximately $125.4 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock.

            Total stockholders' equity decreased $658,000, or 1.4%, to $46.4 million at September 30, 1997, compared to $47.1 million at December 31, 1996. The decrease was primarily attributable to the purchase of common stock shares for the RRP for approximately $1.8 million, $741,000 for the purchase of 33,900 common shares of Treasury Stock, and $678,000 in dividends declared on common stock, all of which was partially offset by $2.1 million of net income.

            The Company's non-performing assets amounted to .31% of total assets at September 30, 1997 compared to .36% at December 31, 1996. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 223.09% at September 30, 1997 compared to 183.96% at December 31, 1996.

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




                                                                                Three Months Ended September 30,
                                                                         ----------------------------------------------
                                                                                            1997
                                                            Yield/       ----------------------------------------------
                                                           Cost at                                          Average
                                                        September 30,        Average                         Yield/
                                                             1997            Balance         Interest         Cost
                                                      ----------------   --------------    ------------   -------------
                                                                               (Dollars in Thousands)
Interest-earning assets:
    Loans receivable:
         Real estate mortgage loans                      7.72%           $  171,938         $   3,377           7.86%
         Commercial business loans                       9.47%               12,497               302           9.67%
         Consumer and other loans                        9.14%               15,728               371           9.44%
                                                                        -----------        ----------
              Total loans                                7.94%              200,163             4,050           8.09%
    Mortgage-backed securities                           7.29%               32,267               574           7.12%
    Investment securities (1)                            6.95%               21,639               367           6.78%
    Other earning assets                                 5.45%                9,859               115           4.67%
                                                                        -----------        ----------
         Total interest-earning assets                   7.75%              263,928             5,106           7.74%
                                                                                           ----------
Noninterest-earning assets                                                    6,218
                                                                        -----------
         Total Assets                                                    $  270,146
                                                                        ===========
Interest-bearing liabilities:
    Deposits:
         Demand deposits                                 2.04%           $   13,233                58           1.75%
         Passbook savings deposits                       2.52%               23,186               127           2.19%
         Certificates of deposit                         5.89%              143,304             2,089           5.83%
                                                                        -----------        ----------
              Total deposits                             5.21%              179,723             2,274           5.06%
    Advance from FHLB                                    5.61%               33,979               488           5.74%
                                                                        -----------        ----------
         Total interest-bearing liabilities              5.28%              213,702             2,762           5.17%
                                                                                           ----------
Noninterest-bearing demand deposits                                           7,268
Other noninterest-bearing liabilities                                         2,635
                                                                        -----------
         Total liabilities                                                  223,605

Equity                                                                       46,541
                                                                        -----------
         Total liabilities and equity                                    $  270,146
                                                                        ===========
Net interest-earning assets                                              $   50,226
                                                                        ===========
Net interest income/interest rate spread                 2.47%                              $   2,344           2.57%
                                                      ========                             ==========         =======
Net interest margin                                                                                             3.55%
                                                                                                              =======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                                    123.50%
                                                                                           ==========

 (1)Includes FHLB stock.


                                                              Three Months Ended September 30,
                                                      ------------------------------------------------
                                                                           1996
                                                      ------------------------------------------------
                                                                                            Average
                                                          Average                            Yield/
                                                          Balance          Interest           Cost
                                                      --------------    --------------    ------------

Interest-earning assets:
    Loans receivable:
         Real estate mortgage loans                      $  153,622       $   3,176         8.27%
         Commercial business loans                            4,395             100         9.10%
         Consumer and other loans                            17,675             376         8.51%
                                                        -----------      ----------
              Total loans                                   175,692           3,652         8.31%
    Mortgage-backed securities                               35,924             636         7.08%
    Investment securities (1)                                24,433             434         7.11%
    Other earning assets                                     16,848             236         5.60%
                                                        -----------      ----------
         Total interest-earning assets                      252,897           4,958         7.84%
                                                                         ----------
Noninterest-earning assets                                   11,463
                                                        -----------
         Total Assets                                    $  264,360
                                                        ===========
Interest-bearing liabilities:
    Deposits:
         Demand deposits                                 $   15,595              71         1.82%
         Passbook savings deposits                           28,022             177         2.53%
         Certificates of deposit                            152,388           2,276         5.97%
                                                        -----------      ----------
              Total deposits                                196,005           2,524         5.15%
    Advance from FHLB                                        15,411             215         5.58%
                                                        -----------      ----------
         Total interest-bearing liabilities                 211,416           2,739         5.18%
                                                                         ----------
Noninterest-bearing demand deposits                           3,329
Other noninterest-bearing liabilities                         7,055
                                                        -----------
         Total liabilities                                  221,800
                                                        -----------
Equity                                                       42,560
                                                        -----------
         Total liabilities and equity                    $  264,360
                                                        ===========
Net interest-earning assets                              $   41,481
                                                        ===========
Net interest income/interest rate spread                                  $   2,219         2.66%
                                                                         ==========        =======
Net interest margin                                                                         3.51%
                                                                                           =======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                  119.62%
                                                                         ==========

 (1)Includes FHLB stock.

                                                                           Nine Months Ended September 30,
                                               --------------------------------------------------------------------------------
                                                                1997                                 1996
                                               -------------------------------------   ----------------------------------------
                                                                            Average                                    Average
                                                 Average                     Yield/        Average                     Yield/
                                                 Balance        Interest      Cost         Balance       Interest       Cost
                                               ----------      ----------  ---------   --------------  ------------- ----------

Interest-earning assets:
    Loans receivable:
         Real estate mortgage loans             $  164,962       $  9,831      7.95%      $  148,282       $   9,237      8.31%
         Commercial business loans                   9,873            704      9.51%           3,078             207      8.97%
         Consumer and other loans                   16,047          1,115      9.26%          16,593           1,064      8.55%
                                               -----------      ---------                -----------      ----------
              Total loans                          190,882         11,650      8.14%         167,953          10,508      8.34%
    Mortgage-backed securities                      33,232          1,778      7.13%          37,441           1,993      7.10%
    Investment securities (1)                       24,713          1,285      6.93%          14,296             741      6.91%
    Other earning assets                            10,817            383      4.72%          11,994             484      5.38%
                                               -----------      ---------                -----------      ----------
         Total interest-earning assets             259,644         15,096      7.75%         231,684          13,726      7.90%
                                                                ---------                                 ----------
Noninterest-earning assets                           5,877                                    10,261
                                               -----------
         Total Assets                           $  265,521                                $  241,945
                                               ===========                               ===========
Interest-bearing liabilities:
    Deposits:
         Demand deposits                        $   13,375            179      1.78%      $   15,599             220      1.88%
         Passbook savings deposits                  23,679            387      2.18%          28,148             529      2.51%
         Certificates of deposit                   145,178          6,294      5.78%         156,638           7,053      6.00%
                                               -----------      ---------                -----------      ----------
              Total deposits                       182,232          6,860      5.02%         200,385           7,802      5.19%
    Advance from FHLB                               27,322          1,152      5.62%           6,737             288      5.70%
                                               -----------      ---------                -----------      ----------
         Total interest-bearing liabilities        209,554          8,012      5.10%         207,122           8,090      5.21%
                                                                ---------                                 ----------
Noninterest-bearing demand deposits                  7,011                                     3,685
Other noninterest-bearing liabilities                2,545                                     4,957
                                               -----------                               -----------
         Total liabilities                         219,110                                   215,764

Equity                                              46,411                                    26,181
                                               -----------                               -----------
         Total liabilities and equity           $  265,521                                $  241,945
                                               ===========                               ===========
Net interest-earning assets                     $   50,090                                $   24,562
                                               ===========                               ===========
Net interest income/interest rate spread                         $  7,084      2.65%                       $   5,636      2.69%
                                                                =========    =======                      ==========    =======
Net interest margin                                                            3.64%                                      3.24%
                                                                             =======                                    =======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                        123.90%                                    111.86%
                                                                =========                                 ==========

 (1)Includes FHLB stock.

RESULTS OF OPERATIONS

            The Company reported net income of $694,000 for the three months ended September 30, 1997, compared to a net loss of $352,000 for the three months ended September 30, 1996. The results for the quarter ended September 30, 1996 included an after-tax charge of $883,000 to recapitalize the Savings Association Insurance Fund via a one-time special assessment, which was required of all SAIF-insured institutions. Net income would have been $530,000, or 21 cents per share, for the three months ended September 30, 1996 without regard to the one-time special assessment. The $163,000, or 30.3%, increase was primarily associated with an increase in net interest income of $125,000, together with an increase in non-interest income of $162,000. Non-interest expense, without regard to the special SAIF assessment in 1996, increased $44,000 to $1.6 million for the three months ended September 30, 1997. The primary reason for the increase in net interest income relates to an $11.0 million, or 4.4% increase in the average interest-earning assets, which was partially offset by a 10 basis point decline in average yield.

            For the nine months ended September 30, 1997 the Company reported net income of $2.1 million compared to $279,000 for the nine months ended September 30, 1996. Without regard to the one-time SAIF special assessment of $883,000, the Company would have reported $1.2 million of net income for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, without regard to the special assessment, net income increased $928,000, or 79.9%. Such increase is due primarily to an increase in net interest income of $1.4 million, or 25.7%, together with an increase in non-interest income of $183,000, or 27.5%, all of which was partially offset by an increase in non-interest expense (disregarding the 1996 special SAIF assessment) of $214,000, or 4.9%, and an increase in income tax expense (after adding back, in 1996, $614,000 of tax benefit related to the SAIF assessment) of $489,000, or 79.6%.

            The Company expects an increase in non-interest expenses relating to the opening of its newest branch and its operation as a full service financial center in New Iberia, Louisiana; the facility began operations near the end of the third quarter of 1997.

NET INTEREST INCOME

            Net interest income increased $125,000, or 5.6%, for the three months ended September 30, 1997, to $2.3 million, compared to $2.2 million for the three months ended September 30, 1996. The increase was due to a $148,000, or 3.0%, increase in interest income which was partially offset by an increase in interest expense of $23,000, or .8%. The increase in interest income was the result of an $11.0 million, or 4.4%, increase in the average balances of interest-earning assets which was partially offset by a 10 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $2.3 million, or 1.1%, increase in the average interest-bearing liabilities which was partially offset by a 1 basis point decrease in yield thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.57% and 3.55%, respectively, during the three months ended September 30, 1997 compared to 2.66% and 3.51%, respectively, for the comparable period in 1996.

            For the nine months ended September 30, 1997, net interest income increased $1.4 million, or 25.7%, to $7.1 million, compared to $5.6 million for the nine months ended September 30, 1996. The increase was due to a $1.4 million, or 10.0%, increase in interest income together with a decrease in interest expense of $78,000, or 1.0%. The increase in interest income was the result of a $28.0 million, or 12.1%, increase in the average balance of interest-earning assets which was partially offset by an 15 basis point decrease in the yield thereon. The increase in average interest earning assets was funded by the stock proceeds received in the conversion. The decrease in interest expense was the result of an 11 basis point decrease in yield on average interest-bearing liabilities, which was partially offset by a $2.4 million, or 1.2%, increase in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 2.65% and 3.64%, respectively, during the nine months ended September 30, 1997 compared to 2.69% and 3.24%, respectively, for the comparable period in 1996.

INTEREST INCOME

The Company's total interest income was $5.1 million for the three months ended September 30, 1997, compared to $5.0 million for the three months ended September 30, 1996. The reason for the $148,000, or 3.0%, increase in interest income was a $398,000, or 10.9%, increase in interest income from loans which was partially offset by a $62,000, or 9.7%, decrease in interest income from mortgage-backed securities, a $67,000, or 15.4%, decrease in interest income from investment securities, and a $121,000 or 51.3%, decrease in interest income from interest-bearing deposits. The increase in interest income from loans was the result of a $24.5 million, or 13.9%, increase in the average balance of loans, which was partially offset by a 22 basis point decrease in the yield thereon. The decrease in interest income from investment securities was the result of a $2.7 million, or 11.4%, decrease in the average balance of investments together with a 33 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a decrease in the average balance of mortgage-backed securities of $3.7 million, which was partially offset by an increase of 4 basis points in the yield thereon. The decrease in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a 93 basis point decrease in the yield thereon, together with a $7.0 million decrease in the average balance of other earning assets.

            For the nine months ended September 30, 1997, the Company's total interest income was $15.1 million, compared to $13.7 million for the nine months ended September 30, 1996. The reasons for the $1.4 million, or 10.0%, increase in interest income were a $1.1 million, or 10.9%, increase in interest income from loans and a $544,000, or 73.4%, increase in interest income from investment securities, all of which was partially offset by a $101,000 or 20.9%, decrease in interest income from interest-bearing deposits, and a $215,000, or 10.8%, decrease in interest income from mortgage-backed securities. The increase in interest income from loans was the result of a $22.9 million, or 13.7%, increase in the average balance of loans, which was partially offset by a 20 basis point decrease in the yield thereon. The increase in interest income from investment securities was the result of a $10.4 million, or 72.9%, increase in the average balance of investments together with a 2 basis point increase in the yield thereon. The decrease in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $1.2 million decrease in the average balance and a 66 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a decrease in the average balance of mortgage-backed securities of $4.2 million, which was partially offset by an increase of 3 basis points in the yield thereon.

INTEREST EXPENSE

            The Company's total interest expense was $2.8 million during the three months ended September 30, 1997, remaining stable compared to $2.7 million for the three months ended September 30, 1996. The slight $23,000 increase in interest expense was comprised of a decrease of $250,000 in interest expense on deposits, which was substantially offset by an increase of $273,000 in interest expense on advances from the FHLB. The decrease in interest expense on deposits was the result of a decrease of $16.3 million, or 8.3%, in average balances in interest bearing deposits together with a decrease of 9 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balances of $18.6 million, together with an increase of 16 basis points in the cost thereon.

            The Company's total interest expense was $8.0 million during the nine months ended September 30, 1997, remaining stable compared to $8.1 million for the nine months ended September 30, 1996. The $78,000, or 1.0%, decrease in interest expense was comprised of a decrease of $942,000 in interest expense on deposits, which was substantially offset by an increase of $864,000 in interest expense on advances from the FHLB. The decrease in interest expense on deposits was the result of a decrease of $18.2 million, or 9.1%, in average balances in interest bearing deposits together with a decrease of 17 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balance of $20.6 million, which was partially offset by a decrease of 8 basis points in the cost thereon.

PROVISION FOR LOAN LOSSES

            The provision for loan losses was $45,000 for the three months ended September 30, 1997 and 1996. The provision for loan losses for the nine months ended September 30, 1997 was $135,000, also remaining stable as compared to the same period in 1996.

NONINTEREST INCOME

            Noninterest income increased $162,000, or 98.2%, for the three months ended September 30, 1997 to $327,000, compared to $165,000 for the three months ended September 30, 1996. Such increase was due primarily to a $47,000, or 34.6%, increase on deposit fees and service charges which relates primarily to an increase in per item charges, an increase of $71,000 in gains from sales of investment securities produced from investments held for trading, and a $51,000 decrease in losses from the sale of loans, all of which were partially offset by a $13,000, or 40.6% decrease in other income. The decrease in losses from the sale of loans reflects the Company's decision to hold certain newly originated fixed rate loans for its portfolio resulting in a decline in the volume of sales of loans.

            Noninterest income increased $183,000, or 27.5%, for the nine months ended September 30, 1997 to $849,000, compared to $666,000 for the nine months ended September 30, 1996. Such increase was due primarily to a $145,000, or 35.7%, increase on deposit fees and service charges which relates primarily to an increase in per item charges, an increase of $95,000 in gains from sales of investment securities produced from investments held for trading, and a $52,000 decrease in loss on sale of fixed rate loans, all of which were partially offset by a decrease of $17,000, or 14.5%, in loan fees and service charges, and a $95,000, or 62.1%, decrease in other income. The decrease in loss on the sale of fixed rate loans reflects the Company's decision to hold certain newly originated fixed rate loans for its portfolio resulting in a decline in the volume of sales of loans.

NONINTEREST EXPENSE

            Noninterest expense decreased $1.3 million, or 45.2%, for the three months ended September 30, 1997, to $1.6 million, compared to $2.9 million for the three months ended September 30, 1996. Included in non-interest expense for the three months ended September 30, 1996 was a $1.3 million charge for a special one-time assessment to recapitalize the SAIF. Without regard to the charge for the one-time special assessment, non-interest expense increased $44,000, or 2.9%, for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. Such increase was primarily due to a $157,000, or 23.5%, increase in salaries and employee benefits, a $76,000 increase in bank share tax expense, a $31,000, or 70.5%, increase in advertising, and an $18,000, or 29.0%, increase in occupancy expenses, all of which were substantially offset by a $90,000, or 75.0%, decrease in federal deposit insurance premiums (disregarding the 1996 special assessment), an $86,000 decrease in net costs of real estate owned, a $40,000, or 9.6%, decrease in other expenses, and a $21,000, or 51.2%, decrease in consulting expenses. The increase of $157,000 in salaries and employee benefits for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, includes an increase in costs relating to the ESOP and RRP of $105,000. The ESOP began in July of 1996, and the RRP began in January of 1997 and such plans bore no costs before such dates. The bank share tax expense is a new state tax expense of $76,000, which is based on the equity of the Bank, and was not applicable to the Company in 1996.

            Noninterest expense decreased $1.1 million, or 19.60%, for the nine months ended September 30, 1997, to $4.6 million, compared to $5.7 million for the nine months ended September 30, 1996. Included in non-interest expense for the nine months ended September 30, 1996 was a $1.3 million charge for a special one-time assessment to recapitalize the SAIF. Without regard to the charge for the one-time special assessment, non-interest expense increased $214,000, or 4.9%, for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. Such increase was primarily due to a $401,000, or 20.5%, increase in salaries and employee benefits, a $228,000 increase in bank share tax expense, a $67,000, or 44.7%, increase in advertising, and a $49,000, or 24.9%, increase in occupancy expenses, all of which were substantially offset by a $262,000, or 74.0%, decrease in federal deposit insurance premiums (disregarding the 1996 special assessment), a $203,000 decrease in net costs of real estate owned, and a $69,000, or 49.3%, decrease in consulting expenses.
The increase of $401,000 in salaries and employee benefits for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996 includes an increase in costs relating to the ESOP and RRP of $412,000. The
ESOP began in July of 1996, and the RRP began in January of 1997 and such plans bore no costs before such dates. The bank share tax expense is a new state tax expense of $228,000, which is based on the equity of the Bank, and was not applicable to the Company in 1996.

INCOME TAX EXPENSE

            Income tax expense was $362,000 for the three months ended September 30, 1997, compared to an income tax benefit of $173,000 for the three months ended September 30, 1996. The one-time special assessment for the recapitalization of the SAIF provided $455,000 in tax benefits, which were offset against other income tax expenses, resulting in a net tax benefit of $173,000 for the three months ended September 30, 1996. Without regard to the one-time special assessment, income tax expense would have increased $80,000, or 28.4%, to $362,000 for the three months ended September 30, 1997, compared to income tax expense of $282,000 for the three months ended September 30, 1996. Such increase in income tax expense reflects an increase in income before income taxes.

            Income tax expense increased $944,000, or 593.7%, to $1.1 million for the nine months ended September 30, 1997, compared to $159,000 for the nine months ended September 30, 1996. The one-time special assessment for the recapitalization of the SAIF provided $455,000 in tax benefits, which were offset against other income tax expenses, resulting in a net income tax expense of $159,000 for the nine months ended September 30, 1996. Without regard to the one-time special assessment, income tax expense would have increased $489,000, or 79.6%, to $1.1 million for the nine ended September 30, 1997, compared to income tax expense of $614,000 for the nine months ended September 30, 1996. Such increase in income tax expense reflects an increase in income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities from its loan portfolio and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has the ability to borrow up to approximately $125.4 million from the FHLB through its subsidiary bank. At September 30, 1997, the Bank had $36,628,000 of outstanding advances from the FHLB of Dallas, and no other borrowings.

            Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1997, the total approved loan commitments outstanding amounted to $16.3 million and the undisbursed loans in process totaled $6.0 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $859,000 and $57,000 respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $79.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, which has caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

            Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 1997, the Bank complied with all applicable regulatory capital requirements.

            The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1997.

                                                Required                          Actual                      Excess
                                    ------------------------------       ----------------------     -------------------------
                                      Percent             Amount          Percent       Amount        Percent         Amount
                                      -------             ------          -------       ------        -------         ------
                                                                         (Dollars in Thousands)

Tier 1 leverage capital ratios         4.00%             $10,364          13.74%      $35,606          9.74%         $25,252

Risk-based capital ratios

          Tier 1                       4.00                5,607          25.40%      35,606          21.40%          29,999

          Total                        8.00               11,215          26.66%      37,371          18.66%          26,156



            The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consist of its investment in the Bank, the Company's loan to the Bank's ESOP and 50% of the net proceeds retained from the Conversion, and its sources of income consists primarily of earnings from the investment of such funds as well as any dividends from the Bank. The expenses expected to be incurred by the Company will relate to its reporting obligations under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and related expenses as a publicly traded company. The Bank regularly reimburses the Company for all such expenses. Management believes that the Company has adequate liquidity available to respond to liquidity demands.

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


                                  ACADIANA BANCSHARES, INC.


Date:  November 7, 1997           By:  /s/ GERALD G. REAUX, JR.
                                       -------------------------------
                                       Gerald G. Reaux, Jr., President and
                                        Chief Executive Officer


Date:  November 7, 1997            By:  /s/ EMILE E. SOULIER, III
                                        --------------------------------
                                        Emile E. Soulier, III, Vice-President
                                        and Chief Financial Officer