Form 10-K405
period 1997-12-31
ACADIANA BANCSHARES INC /LA
filed 1998-03-31
CIK 1011024

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM       TO
                                                  ------  -------------

                           COMMISSION FILE NO: 1-14364

                            ACADIANA BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                LOUISIANA                           72-1317124
            ---------------------------         ------------------------
            (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER
            OF INCORPORATION OR ORGANIZATION)   IDENTIFICATION NUMBER)

            101 WEST VERMILION STREET
            LAFAYETTE, LOUISIANA                               70501
            ----------------------------------------        ------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (318) 232-4631

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                     ---------------------------------------
                                (TITLE OF CLASS)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NOT APPLICABLE

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]


As of March 20, 1998, the aggregate market value of the 2,333,066 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 242,184 shares held by all directors and officers of the Registrant as a group, was approximately $51.6 million. This figure is based on the closing sale price of $22.125 per share of the Registrant's Common Stock on March 20, 1998.

Number of shares of Common Stock outstanding as of December 31, 1997:
2,581,250

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.




ITEM 1.  BUSINESS.

GENERAL

      Acadiana Bancshares, Inc., ("the Company") is a Louisiana corporation organized in February 1996 by LBA Savings Bank (the "Bank", or the "Savings Bank") for the purpose of acquiring all of the capital stock of the Bank to be issued by the Bank in the conversion (the "Conversion") of the Bank to stock form, which was completed on July 16, 1996. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to an employee stock ownership plan, and the net conversion proceeds retained by the Company. The Company's common stock trades on the AMEX under the symbol "ANA". At December 31, 1997, the Company had total assets of $277.1 million, total deposits of $193.4 million, and stockholders' equity of $44.6 million.

      The Bank is a Savings Association Insurance Fund ("SAIF") -insured, Louisiana chartered, stock savings Company conducting business from its main office and three branch offices, located in Lafayette, Louisiana, one branch office located in New Iberia, Louisiana and one loan production office in Eunice, Louisiana.

      The Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans through its continuing operation of the Bank. At December 31, 1997, the Company's loan portfolio totaled $212.8 million, or 76.8% of the Company's assets. In addition to its lending activities, the Company also invests in mortgage-backed securities and investment securities. The Company's mortgage-backed securities portfolio totaled $30.7 million, or 11.1% of the Company's total assets at December 31, 1997, and its investment securities portfolio amounted to $11.9 million, or 4.3% of total assets at such date. Traditionally, the Company's principal source of funds has come from deposits. At December 31, 1997, the Company had total deposits of $193.4 million, of which $49.9 million, or 25.8%, consisted of core deposits which include passbook, money market deposits ("MMDA"), negotiable order of withdrawal ("NOW") and noninterest-bearing accounts and $143.5 million, or 74.2%, consisted of certificates of deposit, including $36.8 million of deposit accounts equal to or exceeding $100,000.

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

      The Company's executive office is located at 101 West Vermilion Street, Lafayette, Louisiana, 70501, and its telephone number is (318) 232-4631.

LENDING ACTIVITIES

       Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                             At December 31,
                                         -----------------------------------------------------------------------------------
                                             1997                       1996                         1995
                                         --------------------------- -------------------------- ----------------------------
                                                          Percent                    Percent                      Percent
                                           Balance       of Total     Balance       of Total       Balance       of Total
                                         -------------- ------------ ------------- ------------ --------------- ------------
Type of loan:
     Real estate loans:
       Residential single family            $  169,637       79.70%    $  142,833       78.24%      $  127,656       80.96%
       Construction                              9,301        4.37%        10,565        5.78%           7,304        4.63%
       Multi-family residential                    546        0.26%           862        0.47%           1,202        0.76%
       Commercial and other real estate          9,363        4.40%        12,873        7.05%          13,370        8.48%
                                         -------------- ------------ ------------- ------------ --------------- ------------
Total real estate loans                        188,847       88.73%       167,133       91.47%         149,532       94.83%
                                         -------------- ------------ ------------- ------------ --------------- ------------
     Non-real estate loans:
       Consumer                                 16,355        7.67%        16,859        9.23%          13,704        8.69%
       Commercial business                      15,400        7.24%         7,363        4.03%           1,358        0.86%
                                         -------------- ------------ ------------- ------------ --------------- ------------
Total non-real estate loans                     31,755       14.91%        24,222       13.26%          15,062        9.55%
                                         -------------- ------------ ------------- ------------ --------------- ------------
Total loans                                    220,602      103.64%       191,355      104.73%         164,594      104.38%
Less:
     Undisbursed loan funds                      4,629        2.17%         5,899        3.23%           4,292        2.72%
     Unearned discounts                           (162)      -0.08%          (331)      -0.18%            (206)      -0.13%
     Allowance for loan losses                   2,760        1.30%         2,592        1.42%           2,329        1.48%
     Net deferred fees (cost)                      535        0.25%           471        0.26%             488        0.31%
                                         -------------- ------------ ------------- ------------ --------------- ------------
Total loans, net                            $  212,840      100.00%    $  182,724      100.00%      $  157,691      100.00%
                                         ============== ============ ============= ============ =============== ============

                                                                 At December 31,
                                          --------------------------------------------------------
                                              1994                         1993
                                          --------------------------- ----------------------------
                                                           Percent                      Percent
                                            Balance       of Total       Balance       of Total
                                          -------------- ------------ --------------- ------------
Type of loan:
     Real estate loans:
       Residential single family             $  120,483       79.71%      $  115,308       75.22%
       Construction                               6,908        4.57%           5,339        3.48%
       Multi-family residential                   1,638        1.08%           2,049        1.34%
       Commercial and other real estate          13,505        8.93%          15,973       10.42%
                                          -------------- ------------ --------------- ------------
Total real estate loans                         142,534       94.29%         138,669       90.46%
                                          -------------- ------------ --------------- ------------
     Non-real estate loans:
       Consumer                                  12,749        8.43%          17,793       11.61%
       Commercial business                        1,479        0.98%           1,394        0.91%
                                          -------------- ------------ --------------- ------------
Total non-real estate loans                      14,228        9.41%          19,187       12.52%
                                          -------------- ------------ --------------- ------------
Total loans                                     156,762      103.70%         157,856      102.98%
Less:
     Undisbursed loan funds                       3,593        2.37%           2,929        1.91%
     Unearned discounts                             498        0.33%             600        0.39%
     Allowance for loan losses                    1,087        0.72%           1,015        0.66%
     Net deferred fees (cost)                       423        0.28%              28        0.02%
                                          -------------- ------------ --------------- ------------
Total loans, net                             $  151,161      100.00%      $  153,284      100.00%
                                          ============== ============ =============== ============

       Contractual Maturities. The following table sets forth the time to contractual maturity of the Company's loan portfolio at December 31, 1997.


                                                        Over One
                                            Less than  Through Five  Over Five
                                             One Year      Years       Years        Total
                                            ----------- ----------- -----------  ----------
                                                        (Dollars in Thousands)

Residential single-family mortgage loans      $ 5,451    $  25,209    $ 138,977    $ 169,637
Multi-family residential                           44          223          279          546
Commercial and other real estate                  610        2,888        5,865        9,363
Construction loans                              9,301            -            -        9,301
Commercial business loans                       5,109        5,216        5,075       15,400
All Other loans                                 5,068        8,127        3,160       16,355
                                              -------    ---------    ---------    ---------
Total                                         $25,583    $  41,663    $ 153,356    $ 220,602
                                              =======    =========    =========    =========

      The following table sets forth the dollar amount at December 31, 1997 of all loans maturing after December 31, 1998 by fixed and adjustable interest rates.


                                                           Fixed     Adjustable
                                                           Rates       Rates
                                                        ----------  ------------
                                                            (In thousands)

Loans secured by 1-4 family residential property          $ 76,325    $ 87,861
All other loans secured by real estate                       1,732       7,523
All other loans                                             17,392       4,185
                                                         ---------- -----------
                                                          $ 95,450    $ 99,569
                                                         ========== ===========

      Scheduled amortization does not reflect the expected term of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

      Loan Origination and Sales Activity. The table below sets forth the Company's total loan origination and loan reduction experience during the periods indicated. The Company historically has not made any loan purchases.

                                                                    Years Ended December 31,
                                                 ---------------------------------------------------------------
                                                        1997                  1996                  1995
                                                 -------------------   --------------------  -------------------
Loans receivable, net beginning of period          $        182,724       $        157,691     $        151,161
Loan originations:
     Residential single-family                               36,688                 27,612               16,172
     Construction loans                                      17,375                 20,059                7,810
     Multi-family residential                                     -                      -                    -
     Commercial and other real estate                             -                     15                  870
     Commercial business loans                               18,803                  7,334                  723
     Consumer loans                                          10,762                 13,078               10,162
                                                 -------------------   --------------------  -------------------
         Total loan originations                             83,628                 68,098               35,737
                                                 -------------------   --------------------  -------------------
Loan reductions:
     Loan sales                                                (878)                (6,460)              (1,551)
     Principal repayments                                   (53,168)               (34,611)             (26,219)
     Other changes, net(1)                                      534                 (1,994)              (1,437)
                                                 -------------------   --------------------  -------------------
         Total loan reductions                              (53,512)               (43,065)             (29,207)
                                                 -------------------   --------------------  -------------------
Loans receivable, net end of period                $        212,840       $        182,724     $        157,691
                                                 ===================   ====================  ===================


----------------------

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

      Applications for real estate mortgage loans, construction loans and commercial business loans must be reviewed and approved by the Loan Committee of the Company's Board of Directors. Unsecured consumer loans in amounts up to $25,000 and secured consumer loans in amounts up to $50,000 may be approved by designated senior loan officers of the Company. The Company's Commercial Lending Manager has authority to approve secured commercial business loans in amounts up to $100,000. The Company's President and Chief Executive Officer has authority to approve loans in amounts up to $250,000. Loans exceeding the above described amounts but which are less than $500,000 must be approved by the Loan Committee of the Company's Board of Directors. Loans in excess of $500,000 must be reviewed and approved by the full Board of Directors of the Company.

      Single-Family Residential Loans. Substantially all of the Company's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Company's single-family residential mortgage loans are secured by properties located in Lafayette, Louisiana and the Louisiana parishes immediately contiguous to Lafayette Parish, and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the FHA, or the Federal National Mortgage Association ("FNMA"). Sales of residential mortgage loans have been insignificant to date. As of December 31, 1997, $169.6 million, or 79.7%, of the Company's total loans consisted of single-family residential mortgage loans.

      The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FNMA and the FHLMC, and other investors in the secondary market for single-family residential mortgages. At December 31, 1997, $80.0 million, or 47.2%, of the Company's single-family residential mortgage loans were fixed-rate loans. At December 31, 1997, the weighted average remaining term to maturity of the Company's fixed-rate, single-family residential mortgage loans was approximately 15 years. Substantially all of the Company's fixed-rate, single family residential mortgage loans contain due-on-sale clauses, which permit the Company to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Company enforces such due-on-sale clauses.

      The adjustable-rate loans currently offered by the Company have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index (the primary index utilized by the Company is the Eleventh District Cost of Funds for SAIF-Insured Institutions), plus a stipulated margin. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. From time-to-time, based on prevailing market conditions, the Company may offer adjustable-rate loans with "teaser" rates, i.e., initial rates below the fully indexed rate. At December 31, 1997, $89.6 million or 52.8%, of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

      Commercial and Other Real Estate Loans and Multi-Family Residential Loans. At December 31, 1997, the Company had $9.4 million in outstanding loans secured by commercial and other real estate. Such commercial and other real estate loans, which comprised 4.4% of the Company's total loan portfolio at December 31, 1997, are secured primarily by office and other commercial buildings, retail and manufacturing properties and church properties. None of the Company's commercial and other real estate loans were non-performing loans at such date.

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

      At December 31, 1997, the Company had $0.5 million of multi-family residential real estate loans. The Company has not originated any new multi-family residential loans during the past three years, and does not anticipate becoming an active originator of multi-family residential loans.

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

      Construction Loans. Substantially all of the Company's construction loans have consisted of loans to construct single-family residences. As of December 31, 1997, the Company's construction loans amounted to $9.3 million, or 4.4% of the Company's total loan portfolio.

      The Company makes construction loans both to individuals and to builders. Construction loans made to individuals for one-to-four family residences normally are construction/permanent loans which provide for the payment of interest during the construction period, after which the loan converts to a permanent loan at fixed or adjustable interest rates with monthly amortization of principal and interest. Construction loans to individuals for single-family residential properties generally have a maximum LTV ratio of 80% of the sales price or appraised value of the property, whichever is less. Higher ratios require PMI. The Company originated $14.1 million of single-family construction loans to individuals during the year ended December 31, 1997.

      The Company's policies permit loans to builders constructing single-family residential properties on a speculative basis; however, such policies generally limit a builder to two such loans. Other builder loans are made to finance construction of residences which have been pre-sold prior to loan closing. Loans made to builders generally require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Construction loans to builders made on a speculative basis are generally limited to 85% of the appraised value of the property. The Company originated $3.3 million in single family construction loans to builders during the year ended December 31, 1997.

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

      Consumer Loans. The Company offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1997, $16.4 million, or 7.7% of the Company's total loan portfolio was comprised of consumer loans. The Company originates substantially all of such loans in its primary market area.

      Origination of consumer loans by the Company amounted to $10.8 million in 1997 compared to $13.1 million and $10.2 million in 1996 and 1995, respectively. The primary reason for the increase in consumer loans originated in 1996 and 1995 were the result of the Company's determination to increase its portfolio of automobile loans due to their generally higher yields and shorter terms to maturity compared to mortgage loans. During 1996, the Company discontinued its indirect automobile loan origination program which it had initiated during 1995. Indirect automobile loans originated accounted for approximately 43.6% and 39.3% of the Company's total consumer loans originated during 1996 and 1995, respectively. Although applications for such loans were taken by employees of the dealer, the loans were made pursuant to the Company's underwriting standards using the Company's documentation, and all such indirect loans had to be approved by a loan officer of the Company before disbursement of loan proceeds.

      Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer financial loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. As of December 31, 1997, $99,000, or 2.2% of the Company's consumer loans from indirect origination activities were considered non-performing. As of December 31, 1997, $129,000, or 0.6% of the Company's total consumer loans were considered non-performing.

      Commercial Business Loans. At December 31, 1997, the Company's commercial business loans amounted to $15.4 million, or 7.2% of the Company's gross loan portfolio. Prior to 1996, the Company had not been an active originator of commercial business loans.

      The Company concentrates its commercial lending activities among small- to mid-size businesses in Lafayette, Louisiana and contiguous parishes in a manner consistent with its current underwriting standards. Commercial business lending generally involves more credit risk than traditional, single-family residential mortgage lending. Origination of commercial business loans by the Company amounted to $18.8 million in 1997, compared to $9.2 million, and $723,000 thousand in 1996 and 1995, respectively.

      Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of 1990 (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under the LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of a savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; or (v) mandatory convertible debt up to 20% of categories (i) through
(iv). Readily marketable collateral consists of financial instruments or bullion which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 1997, the Company's limit on loans-to-one borrower under LSBA was approximately $5.1 million. At December 31, 1997, the Company's five largest loans or groups of loans-to-one borrower ranged from $1.1 million to $2.2 million, and all such loans were performing in accordance with their terms.

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

      Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Pursuant to Statement of Procedure

("SOP") 92-3 issued by the American Institute of Certified Public Accountants ("AICPA") in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a refutable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

      Under GAAP, the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings". In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Company had $515,000 of loans deemed to be troubled debt restructurings as of December 31, 1997.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                          At December 31, 1997
                                               ---------------------------------------------------------------------------
                                                              30-59 Days                            60-89 Days
                                               -----------------------------------------  --------------------------------
                                                                        Percent of                          Percent of
                                                     Amount            Loan Category         Amount        Loan Category
                                               -------------------  --------------------  --------------  ----------------
                                                                         (Dollars in Thousands)
Mortgage loans:
     Residential:
       Single family                               $          342                 0.39%     $       157             0.13%
       Multi-family                                           114                 0.00%               -             0.00%
       Commercial and other real estate                         -                 0.22%               -             0.00%
       Construction                                             -                 0.00%               -             0.00%
       Consumer                                               174                 1.92%              46             0.31%
       Commercial business                                      -                 0.00%               -             0.00%
                                               -------------------  --------------------  --------------  ----------------
             Total                                 $          630                 2.53%     $       203             0.44%
                                               ===================  ====================  ==============  ================

      Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans, other real estate owned, and non-performing investments in real estate at the dates indicated.


                                                                                     At December 31,
                                                          -----------------------------------------------------------------------
                                                              1997           1996          1995           1994          1993
                                                          -------------   -----------  -------------   -----------   ------------
                                                                                  (Dollars in Thousands)
Accruing loans 90 days or more past due:
      Residential single-family                                $     -       $     -        $     -       $   377        $ 1,543
      Construction                                                   -             -              -             -              -
      Multi-family residential                                       -             -              -             -             76
      Commercial and other real estate                               -             -              -             -            240
      Consumer                                                       -             -              -            96            152
      Commercial business                                            -             -              -             -              -
                                                          -------------   -----------  -------------   -----------   ------------
        Total accruing loans                                         -             -              -           473          2,011
                                                          -------------   -----------  -------------   -----------   ------------
Non-accrual loans:
      Residential single-family                                    285           632            527            72            229
      Construction                                                   -             -              -             -              -
      Multi-family residential                                       -             -              -             -              -
      Commercial and other real estate                               -           145            197             -            452
      Consumer                                                     129            96             16            21            105
      Commercial business                                            -             -              -             -              -
                                                          -------------   -----------  -------------   -----------   ------------
        Total non-accrual loans                                    414           873            740            93            786
                                                          -------------   -----------  -------------   -----------   ------------
Total non-performing loans                                         414           873            740           566          2,797
                                                          -------------   -----------  -------------   -----------   ------------
Other real estate owned, and repossessed assets                    204            75            845         2,449          2,693
                                                          -------------   -----------  -------------   -----------   ------------
Total non-performing assets                                        618           948          1,585         3,015          5,490
                                                          =============   ===========  =============   ===========   ============

Performing troubled debt restructurings                        $   515       $   536        $   878       $   954        $   996
                                                          =============   ===========  =============   ===========   ============
Total non-performing assets and troubled debt
    restructurings                                             $ 1,133       $ 1,484        $ 2,463       $ 3,969        $ 6,486
                                                          =============   ===========  =============   ===========   ============


Non-performing assets to total loans                             0.29%         0.52%          0.96%         1.92%          3.48%

Non-performing assets to total assets                             0.22          0.36           0.70          1.35           2.35

Non-performing loans to total loans                               0.19          0.48           0.45          0.36           1.77

Non-performing loans to total assets                              0.15          0.33           0.33          0.25           1.20

Total non-performing assets and troubled debt
     restructurings to total assets                               0.41          0.56           1.09          1.78           2.78



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

      At December 31, 1997, the Company had $2.1 million of assets classified substandard and no assets classified as doubtful or loss. At such date, the aggregate of the Company's classified assets amounted to .8% of total assets.

      Potential Problem Loans. The Company has identified a group of residential mortgage loans which were originated under its discontinued program of making loans to facilitate the sale of real estate owned, and which, at December 31, 1997, totaled $5.0 million, or 2.3% of the Company's gross loan portfolio. Loans in this portfolio were originated at 90% to 100% of collateral value, without credit enhancements such as private mortgage insurance. Although the portfolio is not currently demonstrating credit problems evidenced by delinquent loan payments, the Company recognizes that these loans are secured primarily by residential real estate which generally became severely depressed during the most recent economic downturn. In that regard, the Company has serious concerns that the collateral values would again become severely adversely affected in the next economic downturn. Accordingly, the Company believes the relative credit risk with regard to this group of loans to be higher than that of its other residential mortgage loans, taken as a whole.

      Also, during 1995, the Company commenced a program of originating automobile loans indirectly through a network of approximately 12 new and used automobile dealers located in Lafayette, Louisiana, and in nearby parishes. Although the Company determined to discontinue this program ( see "Business - Consumer Loans") in 1996, the outstanding portfolio totaled $4.5 million at December 31, 1997, or 2.1% of the Company's net loans. This group of loans has demonstrated much higher delinquency ratios than that of the Company's other secured consumer loans. Several of the loans in this portfolio demonstrated serious credit problems such as first payment default. Also, the Company's experience indicates that the collateral values securing those loans which became delinquent are generally insufficient to cover the amounts due the Company. Accordingly, the Company believes this indirect loan portfolio has higher relative credit risks than that of its other consumer loans, taken as a whole.

      Allowance for Loan Losses. The Company's policy is to establish reserves for estimated losses on loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1997, the Company's allowance for loan losses amounted to 297.09% and 1.25% of the Company's non-performing loans and troubled debt restructurings, and gross loans, respectively.

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

      The following table describes the activity related to the Company's allowance for possible loan losses for the periods indicated.



                                                                          Years Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                 1997                1996              1995              1994            1993
                                            ----------------   -----------------  ----------------  ---------------  -------------
                                                                           (Dollars in Thousands)
Balance, beginning of period                   $      2,592        $      2,329      $      1,087     $      1,015      $   2,760
Provision for loan losses                               180                 355             1,274               63            235
Charge-offs:
      Residential single-family                         (14)                  -               (70)             (37)           (42)
      Construction                                        -                   -                 -                -              -
      Multi-family residential                            -                   -                (7)               -              -
      Commercial and other real estate                    -                 (67)                -                -              -
      Commercial business                                 -                   -                 -              (11)             -
      Consumer                                         (221)               (210)              (50)            (135)          (211)
                                            ----------------   -----------------  ----------------  ---------------  -------------
        Total charge-offs                              (235)               (277)             (127)            (183)          (253)
                                            ----------------   -----------------  ----------------  ---------------  -------------
Recoveries:
      Residential single-family                          76                  87                10               72             29
      Construction                                        -                   -                 -                -              -
      Multi-family residential                            -                   -                 -                -              -
      Commercial and other real estate                   56                  10                 -               55              -
      Commercial business                                 -                   -                 -                -              -
      Consumer                                           91                  88                85               65             23
                                            ----------------   -----------------  ----------------  ---------------  -------------
        Total recoveries                                223                 185                95              192             52
                                            ----------------   -----------------  ----------------  ---------------  -------------
Net (charge-offs) / recoveries                          (12)                (92)              (32)               9           (201)
                                            ----------------   -----------------  ----------------  ---------------  -------------
Balance, end of period                                2,760               2,592             2,329            1,087          2,794
                                            ================   =================  ================  ===============  =============
Allowance for loan losses to
      total non-performing loans
      and troubled debt restructurings
      at end of period                              297.09%             183.96%           143.94%           71.51%         26.76%
                                            ================   =================  ================  ===============  =============
Allowance for loan losses to
      total loans at end of period                    1.25%               1.35%             1.41%            0.69%          0.64%
                                            ================   =================  ================  ===============  =============

      The following table presents an allocation of the allowance for losses on loans by the categories indicated and the percentage that loans in each category bear to the total loans. This allocation is used by management to assist in its evaluation of the Company's loan portfolio. It should be noted that allocations are no more than estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Company's assessment of its loan portfolio, all of the Company's allowances for losses on loans have been allocated to the categories indicated. Allocations of these loans are based primarily on the creditworthiness of each borrower. In addition, general allocations are also made to each category based upon, among other things, the current and future impact of economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on the prior loss experience and a review of current economic conditions.


                                                                                  At December 31,
                                             ------------------------------------------------------------------------------------
                                                             Percent                     Percent                      Percent
                                                             of Loans                    of Loans                    of Loans
                                                 1997        to Gross       1996         to Gross        1995        to Gross
                                                Amount        Loans        Amount         Loans         Amount         Loans
                                             ------------- ------------- ------------  ------------- ------------- --------------
Real estate loans:
       Residential single family                 $  1,739        76.90%     $  1,565         74.64%      $  1,773         77.55%
       Construction                                    64         4.22%           58          5.52%            22          4.44%
       Multi-family residential                         5         0.25%            7          0.45%            80          0.73%
       Commercial and other real estate               350         4.24%          460          6.73%           331          8.13%
                                             ------------- ------------- ------------  ------------- ------------- --------------
Total real estate loans                             2,158        85.61%        2,090         87.34%         2,206         90.85%
                                             ------------- ------------- ------------  ------------- ------------- --------------
Non-real estate loans:
       Commercial business                            274         6.98%          163          3.85%            26          0.82%
       Consumer                                       328         7.41%          339          8.81%            97          8.33%
                                             ------------- ------------- ------------  ------------- ------------- --------------
Total non-real estate loans                           602        14.39%          502         12.66%           123          9.15%
                                             ------------- ------------- ------------  ------------- ------------- --------------
Total allowance for loans                        $  2,760       100.00%     $  2,592        100.00%      $  2,329        100.00%
                                             ============= ============= ============  ============= ============= ==============


                                                                 At December 31,
                                             ---------------------------------------------------------
                                                               Percent                     Percent
                                                              of Loans                     of Loans
                                                  1994        to Gross          1993       to Gross
                                                 Amount         Loans          Amount       Loans
                                              ------------- --------------   ----------- -------------
Real estate loans:
       Residential single family                 $     597         76.86%     $     542        73.05%
       Construction                                     15          4.41%            15         3.38%
       Multi-family residential                         30          1.04%            33         1.30%
       Commercial and other real estate                277          8.62%           245        10.12%
                                              ------------- --------------   ----------- -------------
Total real estate loans                                919         90.93%           835        87.85%
                                              ------------- --------------   ----------- -------------
Non-real estate loans:
       Commercial business                               -          0.94%             -         0.88%
       Consumer                                        168          8.13%           180        11.27%
                                              ------------- --------------   ----------- -------------
Total non-real estate loans                            168          9.07%           180        12.15%
                                              ------------- --------------   ----------- -------------
Total allowance for loans                         $  1,087        100.00%      $  1,015       100.00%
                                              ============= ==============   =========== =============

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

INVESTMENT ACTIVITIES

      General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Company's Board of Directors has authorized investments in U.S. Government and agency securities, obligations of the FHLB, and mortgage-backed securities issued by FNMA and FHLMC. The Company's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. On December 31, 1997, the Company's mortgage-backed securities and investment securities portfolio amounted to $30.7 million and $11.0 million, respectively. At such date, the Company had an unrealized gain of $450,000, net of deferred taxes, with respect to its securities available for sale.

      Mortgage-Backed Securities. As of December 31, 1997, the Company's mortgage-backed securities amounted to $30.7 million, or 11.1%, of total assets. The Company's mortgage-backed securities portfolio provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represents a participation interest in a pool of single-family or multi-family mortgages. The servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

      The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs, which limit is currently $227,150.

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

      The Company's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and thus contain a high degree of interest rate risk. At December 31, 1997, the Company's investment in CMOs amounted to $11.2 million, all of which consisted of regular interests. As of December 31, 1997, the Company's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

      As of December 31, 1997, $12.8 million of the Company's mortgage-backed securities were classified as held to maturity and $17.8 million were classified as available for sale. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value.

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

      At December 31, 1997, the weighted average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 10.5 years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

      During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At December 31, 1997, of the $30.7 million of mortgage-backed securities, an aggregate of $17.8 million were secured by fixed-rate securities and classified as available for sale, and an aggregate of $12.7 million were secured by adjustable-rate securities and classified as held to maturity.

The following table sets forth certain information regarding the Company's mortgage-backed securities at the dates indicated.

                                                                           December 31,
                                   -----------------------------------------------------------------------------------------------
                                       1997                               1996                          1995
                                   ---------------------------------  -----------------------------  -----------------------------
                                      Held to          Available         Held to        Available     Held to        Available
                                     Maturity           for Sale        Maturity        for Sale      Maturity       for Sale
                                   ---------------   ---------------  --------------   ------------  -----------  ----------------
                                                                      (Dollars in Thousands)
Mortgage-backed securities:
       FHLMC                        $         750         $   5,463      $      822      $   6,853      $   936         $   8,361
       FNMA                                   206            10,487             232         12,449          259            15,185
       GNMA                                 1,121             1,399           1,320          1,776        1,585             1,981
       FNMA CMO                             4,736               497           4,733            488        4,733               495
       FHLMC CMO                            5,993                 -           5,980              -        5,979                 -
                                   ---------------   ---------------  --------------   ------------  -----------  ----------------
Total mortgage-backed securities           12,806            17,846          13,087         21,566       13,492            26,022
                                   ===============   ===============  ==============   ============  ===========  ================


      Investment Securities. The Company's investments in investment securities consist primarily of securities issued by the U.S. Treasury and federal government agency obligations. As of December 31, 1997, the Company's entire portfolio of investment securities was classified available for sale and amounted to $11.0 million, net of gross unrealized gains of $121,000. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding ten years. As of December 31, 1997, the estimated weighted average life of the Company's investment securities portfolio was 3.6 years.

      The following table sets forth certain information regarding the Company's investment securities at the dates indicated.

                                                                            December 31,
                                     --------------------------------------------------------------------------------------------
                                         1997                           1996                            1995
                                     -----------------------------  -----------------------------   -----------------------------
                                       Carrying         Market        Carrying         Market         Carrying         Market
                                        Value           Value          Value           Value           Value           Value
                                     -------------   -------------  -------------   -------------   -------------   -------------
                                                                       (Dollars in Thousands)
U.S. Government and federal
       agency obligations               $  11,021       $  11,021      $  20,524       $  20,524      $    4,018      $    4,018
Equity securities                             826             826             --              --              --              --
Marketable equity securities                   23              23             15              15              12              12
                                     -------------   -------------  -------------   -------------   -------------   -------------
       Total                               11,870          11,870         20,539          20,539           4,030           4,030
                                     =============   =============  =============   =============   =============   =============

      The following table sets forth certain information regarding the maturities of the Company's investment securities at December 31, 1997.


                                                                     Contractually Maturing
                             -----------------------------------------------------------------------------------------------------
                                          Weighted                   Weighted                  Weighted                 Weighted
                              Under 1      Average        1-5        Average        6-10        Average     Over 10      Average
                               Year         Yield        Years        Yield        Years         Yield       Years        Yield
                             -----------  ---------- -------------  ----------- ------------- ------------  ---------  -----------
                                                                   (Dollars in Thousands)
U.S. Government and federal
        agency obligations    $     -       0.00%      $    9,016      7.08%      $  2,005        7.38%          -         0.00%

      In addition, as a member of the FHLB of Dallas, the Bank is required to maintain an investment in stock of the FHLB of Dallas equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Dallas. As of December 31, 1997, the Bank's investment in stock of the FHLB of Dallas amounted to $1.9 million. During the year ended December 31, 1997, the Bank received $109,000 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

SOURCES OF FUNDS

      General. The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's branch offices and advances from the FHLB of Dallas. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-related securities and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

      Deposits. The Company's current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 90 days to ten years and noninterest-bearing personal and business checking accounts. The Company's deposit products also include Individual Retirement Accounts ("IRA") certificates and Keogh accounts.

      The Company's deposits are obtained primarily from residents in its Primary Market Area. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Company operates two automated teller machines ("ATMs") and participates in the regional ATM network known as CIRRUS(R).

      The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Company, in recent years, has experienced disintermediation of deposits into competing investment products.

      The following table sets forth certain information relating to the Company's Deposits.



                                                                                  December 31,
                                                  --------------------------------------------------------------------------
                                                                  1997                                  1996
                                                  ------------------------------------   -----------------------------------
                                                                         Percent of                            Percent of
                                                       Amount          Total Deposits         Amount         Total Deposits
                                                  ------------------   ----------------  ------------------  ----------------
                                                          (Dollars in Thousands)               (Dollars in Thousands)

NOW accounts                                            $     8,177              4.23%         $    11,528             5.96%
Money market accounts                                         9,436              4.88%               5,101             2.64%
Noninterest-bearing checking accounts                         8,941              4.62%               4,954             2.56%
                                                  ------------------   ----------------  ------------------  ----------------
     Total demand deposits                                   26,554             13.73%              21,583            11.16%
                                                  ------------------   ----------------  ------------------  ----------------
Passbook savings deposits                                    23,343             12.07%              25,071            12.96%
                                                  ------------------   ----------------  ------------------  ----------------
Certificate of Deposit accounts:
     Less than 6 months                                      41,898             21.66%              44,256            22.88%
     6-11 months                                             25,020             12.94%              31,148            16.10%
     12-35 months                                            59,246             30.63%              53,329            27.57%
     More than 35 months                                     17,361              8.98%              18,063             9.34%
                                                  ------------------   ----------------  ------------------  ----------------
     Total certificates                                     143,525             74.20%             146,796            75.88%
                                                  ------------------   ----------------  ------------------  ----------------
Total Deposits                                         $    193,422            100.00%        $    193,450           100.00%
                                                  ==================   ================  ==================  ================


      The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated. The Company had no "brokered" deposits during any of the periods reported below and has no intention to utilize brokered deposits in the future.

                                                         December 31,
                               ------------------------------------------------------------------
                                      1997                  1996                   1995
                               -------------------   --------------------  ----------------------
                                                    (Dollars in Thousands)

0.00% to 2.99%                   $            226       $            100         $           323
3.00% to 3.99%                                  -                      -                       -
4.00% to 4.99%                             13,474                 17,031                  14,845
5.00% to 5.99%                             79,702                 71,021                  54,116
6.00% to 6.99%                             34,172                 34,364                  51,650
7.00% to 8.99%                             15,056                 23,434                  36,600
9.00% and over                                895                    846                     895
                               -------------------   --------------------  ----------------------
                                 $        143,525       $        146,796        $        158,429
                               ===================   ====================  ======================



      The following table sets forth information relating to the Company's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                                     At or for the year ended December 31,
                                                       ------------------------------------------------------------------
                                                              1997                   1996                   1995
                                                       --------------------  ---------------------  ---------------------
                                                                            (Dollars in Thousands)

Total deposits, beginning of period                          $     193,450          $     206,343          $     204,088
Net increase (decrease) before interest credited                    (6,143)               (19,616)                (4,331)
Interest credited                                                    6,115                  6,723                  6,586
                                                       --------------------  ---------------------  ---------------------
Total deposits, end of period                                $     193,422          $     193,450          $     206,343
                                                       ====================  =====================  =====================

      The following table sets forth the amount and maturities of the Company's certificates of deposit at December 31,1997.


                                  Over Six         Over One           Over Two          Over Three
                                   Months            Year               Years             Years            Over
                 Six Months       Through          Through             Through           Through           Five
                  and Less        One Year         Two Years          Three Years       Five Years         Years        Total
                ------------  ---------------  -----------------   ----------------   --------------   -----------  --------------
                                                               (Dollars in Thousands)

0.00% to 2.99%   $      226    $           -      $           -        $         -    $         -    $          -    $        226
3.00% to 3.99%            -                -                  -                  -              -               -               -
4.00% to 4.99%        8,852            3,438              1,184                  -              -               -          13,474
5.00% to 5.99%       27,327           22,264             20,815              6,539          2,076             681          79,702
6.00% to 6.99%        3,420            1,778             11,597             11,270          2,062           4,045          34,172
7.00% to 8.99%        2,073            1,468              2,292                941          6,849           1,433          15,056
9.00% and over            -               25                870                  -              -               -             895
                ------------  ---------------  -----------------   ----------------  -------------   -------------  --------------
                 $   41,898    $      28,973      $      36,758        $    18,750    $    10,987    $      6,159    $    143,525
                ============  ===============  =================   ================  =============  ==============  ==============


      As of December 31, 1997, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $36.8 million. The following table presents the maturity of these time certificates of deposit at such dates.

                        Over Three           Over Six
      Three               Months              Months               Over
     Months               Through            Through              Twelve
    and Less            Six Months        Twelve Months           Months              Total
------------------   ------------------  -----------------   ------------------  ----------------
                                     (Dollars in Thousands)


  $         4,953      $         3,580     $        7,363       $       20,937       $    36,833
==================   ==================  =================   ==================  ================



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

      The following table sets forth the amount of the Company's borrowings and the weighted average rates for the periods indicated.


                                                                       At December 31,
                              ----------------------------------------------------------------------------------------------------
                                  1997                              1996                               1995
                              --------------------------------  --------------------------------   -------------------------------
                                                   Percent                          Percent                           Percent
                                 Amount             Rate           Amount             Rate            Amount            Rate
                              ---------------   --------------  --------------   ---------------   --------------  ---------------
                                                                    (Dollars in Thousands)

FHLB advances                   $    36,378             5.82%    $    22,250              5.50%         $   250             8.70%
                                ===========                      ===========                            =======

Maximum amount
  outstanding at any month-
  end during the period         $    36,378                      $    22,250                            $   250
                                ===========                      ===========                            =======

Average balance outstanding
  during the period             $    29,648                      $    10,388                            $   250
                                ===========                      ===========                            =======

Weighted average interest
  rates on average balance
  during the period                                     5.67%                             5.59%                             8.70%
                                                        ====                              ====                              ====




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

COMPETITION

      The Company faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions, which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

      The Company experiences strong competition for real estate loans, commercial business loans and consumer loans, principally from other savings institutions, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

      The Bank had 83 full-time employees and 5 part-time employees as of December 31, 1997. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel. The officers of the Company are officers of the Bank.

REGULATION

      Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

      The Company. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BCHA"). The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. The Company is required to file annually a report of its operations with, and will be subject to examination by, the Federal Reserve Board.

      BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or increasing such ownership or control of any bank without prior approval of the Federal Reserve Board. The BCHA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

      The BCHA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting share of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

      The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

      Limitation on Transactions with Affiliates. Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by, or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engaged in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

      In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At December 31, 1997, the Company believes it is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

      Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

      Federal Securities Laws. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

      The Bank. The Bank is subject to extensive regulation and examination by the OFI and by the FDIC and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature, amount of and collateral for certain loans. There are periodic examinations by the OFI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OFI, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

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

      On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by re-capitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate was sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

      On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay
6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Savings Bank's deposit insurance premiums, which had amounted to 23 basis points, were reduced to 6.4 basis points.

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

      The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

      The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1997, the Bank met each of its capital requirements.

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

      BAD DEBT RESERVES. For tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Savings Bank, is no longer permitted to make additions to its tax bad debt reserve under the percentage of taxable Income method. The Bank experience method must be used. In addition, the institution is required to recapture (i.e. take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its reserves using the experience method. The recapture requirement is suspended for each of two successive taxable years beginning January 1, 1996 in which the Savings Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding 1996. The amount of reserves of the Savings Bank that is subject to recapture is not material.

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

      At December 31, 1997, the federal income tax reserves of the Savings Bank included $7.1 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Savings Bank is substantially restricted.

      DISTRIBUTIONS. If the Savings Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount, that when reduced by the tax attributable to it, is equal to the amount of the distribution.

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

      NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1997, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

      Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Savings Bank.

      The Savings Bank's federal income tax returns for the tax years ended 1994 and 1995 and 1996 are open under the statute of limitations and are subject to review by the IRS.

      STATE TAXATION.   The Company is subject to the Louisiana Corporation
Income Tax based on its separate Louisiana taxable income, and it is also subject to franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Savings Bank is subject to the Louisiana Shares Tax which is imposed on the assesseds value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items are also subtracted in calculating a company's capitalized earnings.

ITEM 2.  PROPERTIES.

OFFICES AND PROPERTIES

      At December 31, 1997, the Bank conducted business from its main office and four branch offices, three of which are located in Lafayette, Louisiana and one located in New Iberia, Louisiana. The Bank also conducted business from its one loan production office in Eunice, Louisiana.

      The following table sets forth certain information relating to the Company's offices at December 31, 1997.


                                                                  Net Book Value of
                                                                    Premises and
                                                 Owned or           Equipment at             Deposits at
                                                  Leased          December 31, 1997       December 31, 1997
                                               --------------   ----------------------  -----------------------
                                                                       (In Thousands)
Main Office:

  101 West Vermilion Street                    Owned                 $          1,565                   89,780
  Lafayette, Louisiana  70501

Branch Offices:


  Northside Office                             Owned                              265                   33,108
  2601 Moss Street
  Lafayette, Louisiana  70501


  Southside Office                             Owned                              180                   37,541
  3701 Johnston Street
  Lafayette, Louisiana  70503


  Broadmoor Office                             Owned                              243                   27,136
  5301 Johnston Street
  Lafayette, Louisiana  70503


  New Iberia Office                            Owned                              548                    5,857
  230 West Main Street
  New Iberia, Louisiana  70560


  Eunice Loan Production Office                Leased                               5                        -
                                                                ----------------------  -----------------------
  136 South Third Street
  Eunice, Louisiana  70535

                                                                     $          2,806          $       193,422
                                                                ======================  =======================

ITEM 3.  LEGAL PROCEEDINGS.

      The Company and the Bank are not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On April 1, 1997, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held April 30, 1997 ("Annual Meeting"). There were two matters considered at the Annual Meeting, the election of two directors, and the ratification of the appointment of Castaing, Hussey & Lolan, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997.

Proposal to elect Directors of the Company:

                                                  BROKER
                         FOR         WITHHOLD    NON-VOTES
Lawrence Gankendorff    2,415,772    13,982       301,496
Don J. O'Rourke, Sr.    2,415,917    13,837       301,496


Proposal to ratify the appointment by the Board of Directors of Castaing, Hussey & Lolan, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997:

                                    BROKER
    FOR      AGAINST   ABSTAIN     NON-VOTES
2,415,836   12,427    1,491      301,496

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Registrant's 1997 Annual Report to Stockholders ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

      The Information required herein is incorporated by reference from pages 7 of the Registrant's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Information required herein is incorporated by reference from pages 8 to 21 of the Registrant's 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Information required herein is incorporated by reference from pages 23 to 49 of the Registrant's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Not Applicable.

PART III

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  Documents Filed as Part of this Report.

(1)  The following financial statements are incorporated by reference from
     Item 8 hereof (see Exhibit 13):

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Fiscal Periods Ended
               December 31, 1997, 1996 and 1995
          Consolidated Statements of Changes in Shareholders' Equity for the
               Fiscal Periods Ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the Fiscal Periods Ended
               December 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

(2) All schedules for which provisions is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.




                                 EXHIBIT INDEX


 3.1*      Articles of Incorporation of Acadiana Bancshares, Inc.
 3.2*      Bylaws of Acadiana Bancshares, Inc.
 4.0*      Form of Stock Certificate of Acadiana Bancshares, Inc.
10.1**     Stock Option Plan
10.2**     1996 Recognition and Retention Plan and Trust Agreement for
              Employees and Non-Employee Directors
10.3***    Employment Agreement between LBS Savings Bank and Gerald G.
              Reaux, Jr.
10.4*      Form of Severance Agreement between Acadiana Bancshares, Inc., LBA
              Savings Bank and Lawrence Gankendorff, James J. Montelaro,
              Mary Anne Bertrand, Brady Como, Thomas F. Debaillon and
              Emile E. Soulier, III
13.0       1997 Annual Report to Stockholders
22.0       Subsidiaries of the Registrant -- Reference is made to "Item 2.
              "Business" for the required information
23.1       Consent of Castaing, Hussey & Lolan LLP
27.0       Financial Data Schedule

---------------

(*) Incorporated herein by reference from the Registration statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.

(**) Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996, filed by the Registrant with the Sec (Commission File No. 1-14364)

(***) Incorporated herein by reference to the Annual Report on Form 10-K (File No. 1-14364) filed by the Registrant with the SEC on March 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ACADIANA BANCSHARES, INC.


March 25, 1998                                    By: /s/ Gerald G. Reaux, Jr.
                                                      ------------------------
                                                      Gerald G. Reaux, Jr.
                                                      President and Chief
                                                      Executive Officer and
                                                      Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Name                           Title                             Date
----                           -----                             ----



/s/ Gerald G. Reaux, Jr.       President, Chief Executive        March 25, 1998
------------------------       Officer and Director
Gerald G. Reaux, Jr.


/s/ Lawrence E. Gankendorff    Chairman of the Board             March 25, 1998
--------------------------
Lawrence E. Gankendorff


/s/ Albert W. Beacham          Director                          March 25, 1998
--------------------------
Albert W. Beacham, M.D.


/s/ James J. Montelaro         Executive Vice President          March 25, 1998
--------------------------     and Director
James J. Montelaro


/s/ John H. DeJean             Director                          March 25, 1998
--------------------------
John H. DeJean


/s/ Thomas S. Ortego           Director                          March 25, 1998
--------------------------
Thomas S. Ortego


/s/ William H. Mouton          Director                          March 25, 1998
--------------------------
William H. Mouton


/s/ Donald J. O'Rourke, Sr.    Director                          March 25, 1998
---------------------------
Donald J. O'Rourke, Sr.


/s/ Kaliste J. Saloom, Jr.     Director                          March 25, 1998
---------------------------
Kaliste J. Saloom, Jr.


/s/ Emile E. Soulier, III      Vice President and Chief          March 25, 1998
---------------------------    Financial Officer
Emile E. Soulier, III          (principal financial and
                               accounting officer)