Form 10-Q
period 1998-03-31
ACADIANA BANCSHARES INC /LA
filed 1998-05-15
CIK 1011024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                         ------------------------------

                                   FORM 10-Q


  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

                For the transition period from ____________to____________

                         Commission file number 1-14364

                           Acadiana Bancshares, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                       Louisiana                                                           72-1317124
---------------------------------------------------------------------------------------------           -----------------
   (State or Other Jurisdiction of Incorporation or Organization)                                        (I.R.S. Employer
                                                                                                         Identification No.)

                          101 West Vermilion Street
                              Lafayette, Louisiana                                                             70501
----------------------------------------------------------------------------------------                 -----------------
                  (Address of Principal Executive Offices)                                                   (Zip Code)

                                 (318)232-4631
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X           No
                                                  -----          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of May 8, 1998, 2,555,750 shares of the Registrant's common stock were issued and outstanding. Of that total, 218,369 shares were held by the Registrant's Employee Stock Ownership Plan, of which 180,189 were not committed to be released.

                           ACADIANA BANCSHARES, INC.

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
 PART 1.     FINANCIAL INFORMATION
 -------     ---------------------


 Item 1.     Financial Statements

             Consolidated Statements of Financial Condition
             (As of March 31, 1998 and December 31, 1997)                                             3

             Consolidated Statements of Operations (For the three
             Months ended March 31, 1998 and 1997)                                                    4

             Consolidated Statements of Stockholders' Equity (For
             the three months ended March 31, 1998 and 1997)                                          5

             Consolidated Statements of Cash Flows (For the
             three months ended March 31, 1998 and 1997)                                              6

             Consolidated Statements of Comprehensive Income (For
             The three months ended March 31, 1998 and 1997)                                          7

             Notes to Consolidated Financial Statements                                               8

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                     11

 PART II.    OTHER INFORMATION
 -------     -----------------


 Item 1.     Legal Proceedings                                                                       18
 Item 2.     Changes in Securities                                                                   18
 Item 3.     Defaults Upon Senior Securities                                                         18
 Item 4.     Submission of  Matters to a Vote of Security Holders                                    18
 Item 5.     Other Information                                                                       18
 Item 6.     Exhibits and Reports on Form 8-K                                                        18

             Signatures                                                                              19

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)




                                                                                           March 31,          December 31,
                                                                                              1998                1997
                                                                                          -----------         ------------

ASSETS
Cash and Cash Equivalents:
  Cash and Amounts Due from Banks                                                          $     793           $     622
  Interest Bearing Deposits                                                                   29,719              13,535
                                                                                          -----------         ------------
       Total                                                                                  30,512              14,157
Investment Securities:
   Equity Securities Held for Trading                                                            919                 826
   Available for Sale, at fair value                                                           9,027              11,044
Mortgage-Backed Securities:
   Held to Maturity (fair value of $12,769 and $12,736, respectively)                         12,702              12,806
   Available for Sale, at fair value                                                          16,637              17,846
Loans Receivable, net of Allowance for
   Loan Losses of $2,790 and $2,760, respectively                                            215,571             212,840
Federal Home Loan Bank stock, at Cost                                                          2,519               1,887
Real Estate Owned, Net                                                                            13                 204
Premises and Equipment, Net                                                                    2,824               2,806
Accrued Interest Receivable                                                                    1,453               1,416
Other Assets                                                                                   1,330               1,234
                                                                                          -----------         -----------
       TOTAL ASSETS                                                                        $ 293,507           $ 277,066
                                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                   $ 195,885           $ 193,422
Advances from Federal Home Loan Bank                                                          49,728              36,628
Accrued Interest Payable on Deposits                                                              99                  49
Advance Payments by Borrowers for Taxes and Insurance                                            484                 431
Accrued and Other Liabilities                                                                  2,287               1,974
                                                                                          -----------         -----------
       TOTAL LIABILITIES                                                                   $ 248,483           $ 232,504
                                                                                          -----------         -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
  -0- shares issued or outstanding
Common Stock of $.01 Par Value; 20,000,000 shares authorized,                              $      27           $      27
  2,731,250 shares issued
Additional Paid-In Capital                                                                    32,061              32,005
Retained Earnings (Substantially Restricted)                                                  19,857              19,355
Unearned Common Stock Held by ESOP                                                            (2,162)             (2,228)
Unearned Common Stock Held by RRP Trust                                                       (1,545)             (1,602)
Treasury Stock, at Cost; 156,000 shares and 150,000 shares, respectively                      (3,585)             (3,445)
Accumulated Other Comprehensive Income                                                           371                 450
                                                                                          -----------         -----------
       TOTAL STOCKHOLDERS' EQUITY                                                          $  45,024           $ 44,562
                                                                                          -----------         -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 293,507           $ 277,066
                                                                                          ===========         ===========




                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                        ------------------------------------
                                                             1998                1997
                                                        --------------     -----------------
INTEREST INCOME:
       Loans                                            $       4,334       $         3,756
       Mortgage-Backed Securities                                 531                   611
       Investment Securities                                      226                   384
       Interest Bearing Deposits                                  216                   202
                                                        --------------     -----------------
                     Total interest income              $       5,307       $         4,953
                                                        --------------     -----------------

INTEREST EXPENSE:
       Deposits                                         $       2,272       $         2,294
       Advances from Federal Home Loan Bank                       604                   301
                                                        --------------     -----------------
                     Total Interest Expense                     2,876                 2,595
                                                        --------------     -----------------

Net Interest Income                                             2,431                 2,358
Provision for Loan Losses                                          45                    45
                                                        --------------     -----------------
Net Interest Income After Provision for
         Loan Losses                                            2,386                 2,313
                                                        --------------     -----------------

NON-INTEREST INCOME:
       Loan Fees and Service Charges                    $          35       $            37
       Servicing Fees on Loans Sold                                11                    17
       Deposit Fees and Service Charges                           177                   178
       Investment Securities Gains, Net                            95                     8
       Gain (Loss) on Sale of Fixed Rate Loans, Net                45                    (1)
       Other                                                       21                    22
                                                        --------------     -----------------
                     Total Non-Interest Income          $         384       $           261
                                                        --------------     -----------------

Non-Interest Expense:
       Salaries and Employee Benefits                   $         864       $           761
       Occupancy                                                   62                    78
       Depreciation                                                77                    75
       Net Costs of Real Estate Owned                             (22)                  (24)
       SAIF Deposit Insurance Premium                              29                    31
       Advertising                                                 93                    43
       Consulting                                                  24                    21
       Bank Shares and Franchise Tax Expense                      108                    86
       Other                                                      339                   332
                                                        --------------     -----------------
                     Total Non-Interest Expenses        $       1,574       $         1,403
                                                        --------------     -----------------

Income Before Income Taxes                              $       1,196       $         1,171
Income Tax Expense                                                432                   400
                                                        --------------     -----------------
Net Income                                              $         764       $           771
                                                        ==============     =================
Net Income Per Common Share - basic                     $        0.33       $          0.31
Net Income Per Common Share - diluted                   $        0.32       $          0.31


                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ( In Thousands)

                                                                                                                Unearned
                                                                                               Unearned          Common
                                                                                                Common            Stock
                                                      Common       Paid In     Retained       Stock Held         Held By
                                                      Stock        Capital     Earnings         By ESOP         RRP Trust
                                                    --------    ----------   -----------     -----------   ------------
BALANCE, JANUARY 1, 1997                            $    27     $   31,827    $   17,344     $   (2,490)    $        -

Net Income                                                                           771

Cash Dividends Declared                                                             (226)

Common Stock Released by ESOP Trust                                     27                           65

Common Stock Acquired by Recognition
     and Retention Plan Trust                                                                                   (1,830)

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                                           57

Change in Unrealized Gain on Securities
       Available for Sale, Net of Deferred Taxes
                                                    --------    ----------   -----------     -----------   ------------

BALANCE, MARCH 31, 1997                             $    27     $   31,854    $   17,889     $   (2,425)    $   (1,773)
                                                    ========    ==========   ===========     ===========   ============

BALANCE, JANUARY 1, 1998                            $    27     $   32,005    $   19,355     $   (2,228)        (1,602)

Net Income                                                                           764

Cash Dividends Declared                                                             (262)

Common Stock Released by ESOP Trust                                     56                           66

Repurchase of Common Stock

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                                           57

Change in Unrealized Gain on Securities
       Available for Sale, Net of Deferred Taxes
                                                    --------    ----------   -----------     -----------   ------------
BALANCE, MARCH 31, 1998                             $    27     $   32,061    $   19,857     $   (2,162)    $   (1,545)
                                                    ========    ==========   ===========     ===========   ============



                                                                      Accumulated
                                                                         Other               Total
                                                         Treasury    Comprehensive        Stockholders'
                                                           Stock         Income              Equity
                                                     -------------    ------------      ---------------
BALANCE, JANUARY 1, 1997                             $          -     $       383       $       47,091

Net Income                                                                                         771

Cash Dividends Declared                                                                           (226)

Common Stock Released by ESOP Trust                                                                 92

Common Stock Acquired by Recognition
     and Retention Plan Trust                                                                   (1,830)

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                           57

Change in Unrealized Gain on Securities
       Available for Sale, Net of Deferred Taxes                             (339)                (339)
                                                     -------------    ------------      ---------------

BALANCE, MARCH 31, 1997                              $          -     $        44       $       45,616
                                                     =============    ============      ===============

BALANCE, JANUARY 1, 1998                             $     (3,445)    $       450       $       44,562

Net Income                                                                                         764

Cash Dividends Declared                                                                           (262)

Common Stock Released by ESOP Trust                                                                122

Repurchase of Common Stock                                   (140)                                (140)

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                           57

Change in Unrealized Gain on Securities
       Available for Sale, Net of Deferred Taxes                              (79)                 (79)
                                                     -------------    ------------      ---------------
BALANCE, MARCH 31, 1998                              $     (3,585)    $       371       $       45,024
                                                     =============    ============      ===============

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      For the Three Months Ended
                                                                                    -------------------------------
                                                                                        March 31,       March 31,
                                                                                         1998             1997
                                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $        764     $       771
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            79              75
      Provision for deferred income taxes                                                      33               -
      Provision for losses on loans                                                            45              45
      Compensation expense recognized on RRP                                                   57              57
      ESOP contribution                                                                       122              92
      Other gains and losses, net                                                              (3)            (10)
      Net change in securities classified as trading                                          (93)           (274)
      Gain on sale of loans held for sale                                                     (45)             (1)
      Proceeds from sales of loans held for sale                                            3,732             921
      Originations of loans held for sale                                                  (3,687)           (920)
      Accretion of discounts, net of premium amortization on securities                       (12)            (20)
      Amortization of deferred revenues and unearned income on loans                           (8)             (8)
      FHLB stock dividend received                                                            (33)            (26)
      Changes in assets and liabilities:
                 (Increase) decrease in accrued interest receivable                           (37)             65
                 (Increase) decrease in other assets                                          (91)            133
                 Increase in accounts payable and accrued expenses                            361             575
                                                                                    --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   1,184           1,475
                                                                                    --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from calls and maturities of securities available for sale                   2,000           1,000
      Purchases of securities available for sale                                                -          (4,998)
      Net advances on loans                                                                (2,810)         (3,148)
      Purchases of premises and equipment                                                     (95)           (174)
      Purchases of FHLB stock                                                                (599)              -
      Proceeds from sale of real estate owned and other property acquired                     240              62
      Capital costs incurred on real estate owned and other property acquired                  (4)             (3)
      Principal collections on mortgage-backed securities available for sale                1,120             737
      Principal collections on mortgage-backed securities held to maturity                    103              77
                                                                                    --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (45)         (6,447)
                                                                                    --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in demand, NOW and savings deposits                                        2,854          (2,525)
      Net change in time deposits                                                            (391)            720
      Net change in mortgage escrow funds                                                      53              18
      Proceeds from FHLB advances                                                          13,100               -
      Dividends paid to shareholders                                                         (260)           (226)
      Acquisition of common stock by RRP                                                        -          (1,830)
      Payments to repurchase common stock                                                    (140)              -
                                                                                    --------------   --------------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                                       15,216          (3,843)
                                                                                    --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       16,355          (8,815)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           14,157          19,784
                                                                                    --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     30,512     $    10,969
                                                                                    ==============   ==============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
      Acquisition of real estate in settlement of loans                              $         42     $        67
      Unrealized appreciation (loss) on securities                                   $       (119)    $      (521)
SUPPLEMENTAL DISCLOSURES:
      Cash paid for:
                 Interest on deposits and borrowings                                 $      2,774     $     2,576
                 Income taxes                                                        $         70     $         -

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                     ---------------------------------
                                                                                          1998              1997
                                                                                     -------------    ----------------
 NET INCOME                                                                          $        764      $         771
 OTHER COMPREHENSIVE INCOME
        Unrealized Gains and Losses on Investment
               in Debt and Equity Securities Classified as
               Available for Sale                                                            (119)              (514)

        Income Tax Effect                                                                      40                175
                                                                                     -------------    ----------------
               Net Gain (Loss)                                                                (79)              (339)
                                                                                     -------------    ----------------
 COMPREHENSIVE INCOME                                                                $        685      $         432
                                                                                     =============    ================

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's 1997 Annual Report and on Form 10-K for the year ended December 31, 1997.

BUSINESS

The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. The Bank holds deposits from the public and provides residential real estate loans and other loans to the Lafayette, Louisiana area. The Savings Association Insurance Fund ("SAIF") insures the Bank's deposits to the maximum extent permitted by law. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB"). The Company is subject to examination and comprehensive regulation by the Federal Reserve.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and
the Bank.   All significant inter-company balances and transactions have been eliminated in consolidation.

(2)   LOANS RECEIVABLE


      Loans receivable (in thousands) at March 31, 1998 and December 31, 1997 consisted of the following

                                                                          March 31,           December 31,
                                                                            1998                  1997
                                                                        ------------          -------------
      Mortgage Loans:

                    Single Family Residential                              $ 173,054             $ 169,637
                    Single Family Construction                                10,099                 9,301
                    Multi-family Residential                                     535                   546
                    Commercial Real Estate                                     8,738                 9,363
                                                                        ------------          -------------
                        Total Mortgage loans                                 192,426               188,847

      Commercial Business Loans                                               15,909                15,400

      Consumer Loans:

                    Savings                                                    2,039                 2,046
                    Indirect Automobile Dealer                                 3,872                 4,526
                    Other                                                     10,505                 9,783
                                                                        ------------          -------------

                        Total Loans                                          224,751               220,602
      Less:
                    Allowance for Loan Losses                                (2,790)               (2,760)
                    Unearned Discounts and Prepaid Dealer
                            Reserve                                              124                  162
                    Net Deferred Loan Origination Fees                         (540)                 (535)
                    Loans in Process and Undisbursed Funds                   (5,974)               (4,629)
                                                                        ------------          -------------
                        Net Loans                                          $ 215,571              $212,840
                                                                        ============          =============


(3)   EARNINGS PER SHARE

The Company adopted FAS 128, Earnings Per Share, as of December 31, 1997. Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (182,955 and 204,787 shares at March 31, 1998 and March 31, 1997, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (98,189 and 109,250 at March 31, 1998 and March 31, 1997, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares is calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share.

                                                   Income           Shares        Per-Share
                                                 (Numerator)     (Denominator)      Amount
                                                 -----------     -------------      ------
 THREE MONTHS ENDED MARCH 31, 1998:
 Basic EPS
    Income Available to Common Stockholders          $764,000         2,294,632        $0.33
                                                                                       =====

 Effect of Dilutive Securities
    Stock Options Outstanding                               -            54,904
    Restricted Stock Grants                                 -            13,412
                                                                         ------

 Diluted EPS
    Income Available to Common Stockholders
       Plus Assumed Conversions                      $764,000         2,362,948        $0.32
                                                     ========         =========        =====

 THREE MONTHS ENDED MARCH 31, 1997:
 Basic EPS
    Income Available to Common Stockholders          $771,000         2,467,138        $0.31
                                                     ========         =========        =====

 Effect of Dilutive Securities
    Stock Options Outstanding                               -            10,935
    Restricted Stock Grants                                 -             4,617
                                                                          -----

 Diluted EPS
    Income Available to Common Stockholders
       Plus Assumed Conversions                      $761,000         2,482,689        $0.31
                                                     ========         =========        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of Acadiana Bancshares, Inc, and its subsidiary, LBA Savings Bank, for the periods indicated. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental data included in the Company's 1997 Annual Report and FORM 10-K for the years ended December 31, 1995 through 1997.

FINANCIAL CONDITION

ASSETS

GENERAL - At March 31, 1998, the consolidated assets of the Company totaled $293.5 million, an increase of $16.4 million, or 5.9%, from December 31, 1997. The primary reasons for the increase in consolidated assets were increases in interest bearing deposits by $16.2 million, or 119.6%, and loans receivable, net, by $2.7 million, or 1.3%, all of which were partially offset by a decrease in investment securities available for sale of $2.0 million, or 18.3%, and a $1.3 million, or 4.3% decrease in mortgage-backed securities.

LOANS RECEIVABLE, NET - Net loans grew $2.7 million, or 1.3%, for the three months ended March 31, 1998, to $215.6 million compared to $212.8 million in net loans at December 31, 1997. The Company originated and sold $3.7 million of 30-year single-family fixed rate loans during the same three month period, resulting in the net growth in loans to be substantially less than would have been without the loan sales.

         The growth in total loans (before contra-loan balances) for the three months ended March 31, 1998, was $4.1 million, or 1.9%, compared to total loan balances at December 31, 1997. Total mortgage loans increased $3.6 million, or 1.9%, to $192.4 million at March 31, 1998, compared to $188.8 million at December 31, 1997. Total single family residential loans increased $4.2 million, or 2.4%, to $183.2 million, commercial business loans increased $509,000, or 3.3%, to $15.9 million, and consumer loans increased $61,000, or
 .4%, to $16.4 million during the three months ended March 31, 1998. These increases were partially offset by a $625,000, or 6.7%, decrease in commercial real estate mortgage loans and an $11,000, or 2.0%, decrease in multi-family residential loans, during the same period.


CASH AND CASH EQUIVALENTS - Cash and interest bearing deposits at other institutions increased $16.4 million, or 115.5%, to $30.5 million at March 31, 1998, compared to $14.2 million at December 31, 1997. The primary source of net new cash was $13.1 in proceeds from FHLB Advances. Net cash flows from financing activities provided $15.2 million and net cash flows from operating activities provided $1.2 million, for the three months ended March 31, 1998, while net cash flows from investing activities used $45,000.

INVESTMENT SECURITIES - The Company owned $919,000 of investment securities held for trading, as of March 31, 1998. Investment securities available for sale decreased $2.0 million, or 18.3%, to $9.0 million at March 31, 1998, compared to $11.0 million at December 31, 1997, because of the redemption of $2.0 million of investment securities during the quarter.

         Mortgage-backed securities held to maturity decreased $104,000, or .8%, to $12.7 million at March 31, 1998 compared to $12.8 million at December
31, 1997. Such decrease was primarily the result of principal repayments. The mortgage-backed securities available for sale portfolio decreased $1.2 million, or 6.8%, to $16.6 million at March 31, 1998 as compared to $17.8 million at December 31, 1997. The decrease reflects monthly principal repayments and a decrease of $89,000 in market values of the securities.


LIABILITIES AND STOCKHOLDERS' EQUITY

GENERAL - The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows focuses on the major changes in this mix.

DEPOSITS - Deposits increased $2.5 million, or 1.3%, to $195.9 million at March 31, 1998, compared to $193.4 million at December 31, 1997. This increase was due primarily to deposit inflows, including interest earned and credited to deposit balances. Deposits funded 66.7% of assets at March 31, 1998 compared to 69.8% at December 31, 1997.

BORROWINGS - Advances from the FHLB of Dallas increased $13.1 million, or 35.8%, to $49.7 million at March 31, 1998 as compared to $36.6 million at December 31, 1997. Of the Company's total outstanding FHLB advances, $22.0 million mature in the year ending December 31, 1998, $14.4 million mature in the year ending December 31, 1999, and $13.3 million mature in five years or
more.   The Company has the ability to borrow up to approximately $127.7 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock. Borrowings funded 16.9% of assets at March 31, 1998 compared to 13.2% at December 31, 1997.

STOCKHOLDERS' EQUITY - Total stockholders' equity increased $462,000, or 1.0%, to $45.0 million at March 31, 1998, compared to $44.6 million at December 31, 1997. The increase was primarily attributable to $764,000 of net income and credits of $179,000 reflecting the value of participants' earnings related to stock-based compensation plans, all of which was partially offset by $140,000 for the purchase of 6,000 common shares of Treasury Stock, $262,000 in dividends declared on common stock, and a $79,000 decrease in unrealized gain on securities available for sale, net of deferred taxes. Stockholders' equity funded 15.3% of assets at March 31, 1998 compared to 16.1% at December 31, 1997.

         The dividends paid during the first quarter of 1998 were declared at December 31, 1997, and paid on January 15, 1998 at the rate of $0.11 per share. The Board of Directors declared dividends of $0.11 per share to be paid on April 15, 1998.

RESULTS OF OPERATIONS

GENERAL - The Company reported net income of $764,000 for the three months ended March 31, 1998, compared to net income of $771,000 for the three months ended March 31, 1997. The .9% decrease in net income for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, was due primarily to a slightly higher effective income tax rate for the quarter ended March 31, 1998. Income before taxes was stable for the quarters ended March 31, 1998 and 1997, at $1.2 million.

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

                                                                         Three Months Ended March 31,
                                                                --------------------------------------------
                                                                                   1998
                                                                --------------------------------------------
                                                                                                   Average
                                                                    Average                         Yield/
                                                                    Balance        Interest          Cost
                                                                ------------    -------------     ----------
                                                                              (Dollars in Thousands)
 Interest-earning assets:
           Loans receivable:
                         Real estate mortgage loans             $    183,712     $     3,594          7.83%
                         Commercial business loans                    15,500             364          9.39%
                         Consumer and other loans                     15,936             376          9.44%
                                                                ------------    -------------
                                       Total loans                   215,148           4,334          8.06%
           Mortgage-backed securities                                 30,191             531          7.04%
           Investment securities (1)                                  13,962             223          6.39%
           Other earning assets                                       17,780             219          4.93%
                                                                ------------    -------------
                         Total interest-earning assets               277,081           5,307          7.66%
                                                                ------------    -------------
 Noninterest-earning assets                                            6,359
                                                                ------------
                         Total assets                           $    283,440
                                                                ============
 Interest-bearing liabilities:
           Deposits:
                         Demand deposits                        $     19,509             143          2.93%
                         Passbook savings deposits                    23,204             124          2.14%
                         Certificates of deposit                     141,842           2,005          5.65%
                                                                ------------    -------------
                                       Total deposits                184,555           2,272          4.92%
           Advance from FHLB                                          43,399             604          5.57%
                                                                ------------    -------------
                         Total interest-bearing liabilities          227,954           2,876          5.05%
 Noninterest-bearing demand deposits                                   8,140    -------------
 Other noninterest-bearing liabilities                                 2,431
                                                                ------------
                         Total liabilities                           238,525
 Stockholders' equity                                                 44,915
                                                                ------------
                         Total liabilities and stockholders'    $    283,440
                                                                ============
 Net interest-earning assets                                    $     49,127
                                                                ============
 Net interest income/interest rate spread                                        $     2,431          2.61%
                                                                                =============     ==========
 Net interest margin                                                                                  3.51%
                                                                                                  ==========
 Ratio of average interest-earning assets
           to average interest-bearing liabilities                                    121.55%
                                                                                =============



                                                                        Three Months Ended March 31,
                                                               ----------------------------------------------
                                                                                   1997
                                                               ----------------------------------------------
                                                                                                   Average
                                                                 Average                            Yield/
                                                                  Balance         Interest           Cost
                                                               -------------    ------------     ------------
                                                                           (Dollars in Thousands)
 Interest-earning assets:
           Loans receivable:
                         Real estate mortgage loans             $   158,904      $    3,203          8.06%
                         Commercial business loans                    7,863             181          9.21%
                         Consumer and other loans                    16,528             372          9.00%
                                                               -------------    ------------
                                       Total loans                  183,295           3,756          8.20%
           Mortgage-backed securities                                34,235             611          7.14%
           Investment securities (1)                                 21,982             384          6.99%
           Other earning assets                                      16,425             202          4.92%
                                                               -------------    ------------
                         Total interest-earning assets              255,937           4,953          7.74%
                                                                                ------------
 Noninterest-earning assets                                           5,686
                                                               -------------
                         Total assets                           $   261,623
                                                               =============
 Interest-bearing liabilities:
           Deposits:
                         Demand deposits                        $    16,460      $       61          1.48%
                         Passbook savings deposits                   24,086             131          2.18%
                         Certificates of deposit                    146,563           2,102          5.74%
                                                               -------------    ------------
                                       Total deposits               187,109           2,294          4.90%
           Advance from FHLB                                         22,250             301          5.41%
                                                               -------------    ------------
                         Total interest-bearing liabilities         209,359           2,595          4.96%
 Noninterest-bearing demand deposits                                  3,368     ------------
 Other noninterest-bearing liabilities                                2,278
                                                               -------------
                         Total liabilities                          215,005
                                                               -------------
 Stockholders' equity                                                46,618
                                                               -------------
                         Total liabilities and stockholders'    $   261,623
                                                               =============
 Net interest-earning assets                                    $    46,578
                                                               =============
 Net interest income/interest rate spread                                        $    2,358            2.78%
                                                                                ============     ============
 Net interest margin                                                                                   3.69%
                                                                                                 ============
 Ratio of average interest-earning assets
           to average interest-bearing liabilities                                   122.25%
                                                                                ============

   (1)     Includes FHLB Stock.

NET INTEREST INCOME - Net interest income increased slightly, by $73,000, or 3.1%, for the three months ended March 31, 1998, to $2.4 million, compared to $2.4 million for the three months ended March 31, 1997. The increase was due to a $354,000, or 7.1%, increase in interest income which was partially offset by an increase in interest expense of $281,000, or 10.8%. The increase in interest income was the result of an $21.1 million, or 8.3%, increase in the average balances of interest-earning assets which was partially offset by an 8 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of an $18.6 million, or 8.9%, increase in the average interest-bearing liabilities together with a 9 basis point increase in yield thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.61% and 3.51%, respectively, during the three months ended March 31, 1998 compared to 2.78% and 3.69%, respectively, for the comparable period in 1997.


INTEREST INCOME - The Company's total interest income was $5.3 million for the three months ended March 31, 1998, compared to $5.0 million for the three months ended March 31, 1997. The reason for the $354,000, or 7.1%, increase in interest income was a $578,000, or 15.4%, increase in interest income from loans and a $14,000 or 6.9%, increase in interest income from interest-bearing deposits, which was partially offset by a $80,000, or 13.1%, decrease in interest income from mortgage-backed securities, and a $158,000, or 41.1%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $31.9 million, or 17.4%, increase in the average balance of loans, which was partially offset by a 14 basis point decrease in the yield thereon. The decrease in interest income from investment securities was the result of a $8.0 million, or 36.5%, decrease in the average balance of investments together with a 52 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a $4.0 million, or 11.8%, decrease in the average balance of mortgage-backed securities, together with an decrease of 10 basis point in the yield thereon. The increase in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $1.4 million increase in the average balance of other earning assets, which was partially offset by a 6 basis point decrease in the yield thereon.


INTEREST EXPENSE - The Company's total interest expense was $2.9 million during the three months ended March 31, 1998, compared to $2.6 million for the three months ended March 31, 1997. The $281,000 increase in interest expense was comprised of an increase of $303,000 in interest expense on advances from the FHLB, which was partially offset by a decrease of $22,000 in interest expense on deposits. The decrease in interest expense on deposits was the result of a decrease of $2.6 million, or 1.4%, in average balances in interest bearing deposits which was partially offset by an increase of 2 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balances of $21.1 million, together with an increase of 16 basis points in the cost thereon.

         PROVISION FOR LOAN LOSSES - The provision for loan losses was $45,000 for the three months ended March 31, 1998 and 1997. The Company's non-performing assets amounted to .16% of total assets at March 31, 1998 compared to .31% at December 31,

1997. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 290.32% at March 31, 1998 compared to 208.64% at December 31, 1997. During the three months ended March 31, 1998, the Company charged-off $39,000 of loans and recovered $24,000 of loans previously charged-off. During the three months ended March 31, 1997, the Company charged-off $71,000 of loans and recovered $17,000 of loans previously charged-off.


NON-INTEREST INCOME - Non-interest income increased $123,000 or 47.1%, for the three months ended March 31, 1998 to $384,000, compared to $261,000 for the three months ended March 31, 1997. Such increase was due primarily to an increase of $87,000 on investment securities gains (net) and a $45,000 net gain on sale of fixed rate loans, both of which were partially offset by a decrease in servicing fees on loans sold of $6,000. The gain from the sale of loans reflects the Company's decision to sell certain newly originated fixed rate loans. The investment gains are related to the Company's trading portfolio.


NON-INTEREST EXPENSE - Non-interest expense increased $171,000, or 12.2%, for the three months ended March 31, 1998, to $1.6 million, compared to $1.4 million for the three months ended March 31, 1997. The primary reasons for such increase were a $103,000, or 13.5%, increase in salaries and employee benefits, a $50,000, or 116.3%, increase in advertising, and a $22,000, or 25.6%, increase in bank share and franchise tax expense. The increase in salaries and employee benefits reflect an increase in retail staffing, including the New Iberia branch office, which was opened in the third quarter of 1997, additional staff for commercial loan origination functions, and the increased cost of the Company's employee stock ownership plan, which generally requires the Company to record expenses based on the current market value of the Company's stock. The average price of the Company's stock was $22.237 for the quarter ended March 31, 1998, compared to $16.848 for the quarter ended March 31, 1997.


INCOME TAXES - Income tax expense was $432,000 for the three months ended March 31, 1998, compared to $400,000 for the three months ended March 31, 1997 due primarily to a slightly higher effective income tax rate for the quarter ended March 31, 1998. Income before income taxes was stable, remaining at $1.2 million for the three months ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock and amortization, prepayments and maturities from its loan portfolio, and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company, through its subsidiary Bank, has the ability to borrow up to approximately $127.7 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock. At March 31, 1998, the Company had $49.7 million of outstanding advances from the FHLB of Dallas, and no other borrowings.

         Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At March 31, 1998, the total approved commitments to extend credit amounted to $29.4 million. At that same date, certificates of deposit scheduled to mature in one year or less totaled $65.3 million. Management believes that a significant portion of maturing deposits will stay with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

IMPACT OF INFLATION AND CHANGING PRICES

                 The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operation results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, most of the Company's assets and liabilities are monetary in nature. Consequently, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

MARKET RISK

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually.

INTEREST RATE RISK

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and interest expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings.

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given time period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While the Company routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. More information may be found in the Company's 1997 Annual Report.


CAPITAL ADEQUACY

         Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At March 31, 1998, the Bank complied with all applicable regulatory capital requirements.

         The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1998.

                                           Required                          Actual                          Excess
                                  -----------------------------    -----------------------------    ----------------------------
                                    Percent          Amount           Percent        Amount           Percent          Amount
                                  -----------   ---------------    ------------   --------------    -----------   --------------
 Tier I leverage capital ratios       4.00%       $      10,902        12.47%       $      33,982        8.47%     $      23,080

 Risk-based capital ratios:

              Tier I                  4.00%       $       5,884        23.10%       $      33,982       19.10%     $      28,098

              Total                   8.00%       $      11,767        24.36%       $      35,832       16.36%     $      24,065


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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         On April 29, 1998 the Company held the annual meeting of the stockholders for the following purposes: (1) to elect three directors for a three-year term expiring in 2000, and until their successors are elected and qualified; (2) to ratify the appointment by the Board of Directors of Castaing, Hussey & Lolan, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1998.

         Votes were cast as follows:

----------------------------------------------------------------------------------------------------------------
                       1 (a) Al W.          1 (b) James J.        1 (c) Kaliste J.     2 Castaing, Hussey &
                       Beacham, M.D.        Montelaro             Saloom, Jr.          Lolan, L. L. P.
----------------------------------------------------------------------------------------------------------------
For                             2,236,075             2,236,925            2,236,925                2,233,808
----------------------------------------------------------------------------------------------------------------
Against                                                                                                 1,050
----------------------------------------------------------------------------------------------------------------
Abstain/Withheld                    1,675                   825                  825                    2,892
----------------------------------------------------------------------------------------------------------------
Total Votes Cast                2,237,750             2,237,750            2,237,750                2,237,750
----------------------------------------------------------------------------------------------------------------


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

                                           ACADIANA BANCSHARES, INC.


Date:  May 8, 1998                   By:   /s/ GERALD G. REAUX, JR.
                                          ------------------------------------
                                           Gerald G. Reaux, Jr., President and
                                           Chief Executive Officer


Date:  May 8, 1998                   By:  /s/ EMILE E. SOULIER, III
                                          ------------------------------------
                                          Emile E. Soulier, III, Vice-President
                                          and Chief Financial Officer