Form 10-Q
period 1998-06-30
ACADIANA BANCSHARES INC /LA
filed 1998-08-18
CIK 1011024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q


  x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    ----------

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Louisiana                                            72-1317124
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


       101 West Vermilion Street
         Lafayette, Louisiana                                       70501
---------------------------------------                      -------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                  (318)232-4631
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of August 10, 1998, 2,360,013 shares of the Registrant's common stock were issued and outstanding. Of that total, 218,369 shares were held by the Registrant's Employee Stock Ownership Plan, of which 174,716 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART 1.   FINANCIAL INFORMATION
--------  ----------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          (As of June 30, 1998 and December 31, 1997)                         3

          Consolidated Statements of Income (For the three and six
          Months ended June 30, 1998 and 1997)                                4

          Consolidated Statements of Stockholders' Equity (For
          The six months ended June 30, 1998 and 1997)                        5

          Consolidated Statements of Cash Flows (For the six
          Months ended June 30, 1998 and 1997)                                6

          Consolidated Statements of Comprehensive Income (For
          The three and six months ended June 30, 1998 and 1997)              7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

PART II.  OTHER INFORMATION
--------  ----------------------

Item 1.   Legal Proceedings                                                  20
Item 2.   Changes in Securities                                              20
Item 3.   Defaults Upon Senior Securities                                    20
Item 4.   Submission of  Matters to a Vote of Security Holders               20
Item 5.   Other Information                                                  20
Item 6.   Exhibits and Reports on Form 8-K                                   20

          Signatures                                                         21

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)

                                                                                        June 30,            December 31,
                                                                                          1998                  1997
                                                                                    ---------------        --------------
ASSETS
Cash and Cash Equivalents:
     Cash and Amounts Due from Banks                                                $          868         $         622
      Interest Bearing Deposits                                                             34,629                13,535
                                                                                    ---------------        --------------
          Total                                                                             35,497                14,157
Investment Securities:
      Equity Securities Held for Trading                                                       916                   826
      Available for Sale, at fair value                                                      6,000                11,044
Mortgage-Backed Securities:
      Held to Maturity (fair value of $12,851 and $12,736, respectively)                    12,610                12,806
      Available for Sale, at fair value                                                     14,489                17,846
Loans Receivable, net of Allowance for
      Loan Losses of $2,818 and $2,760, respectively                                       220,425               212,840
Federal Home Loan Bank Stock, at Cost                                                        2,556                 1,887
Real Estate Owned, Net                                                                          23                   204
Premises and Equipment, Net                                                                  2,879                 2,806
Accrued Interest Receivable                                                                  1,394                 1,416
Other Assets                                                                                 1,359                 1,234
                                                                                    ---------------        --------------
           TOTAL ASSETS                                                             $      298,148         $     277,066
                                                                                    ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                            $      201,894         $     193,422
Advances from Federal Home Loan Bank                                                        49,728                36,628
Accrued Interest Payable on Deposits                                                           137                    49
Advance Payments by Borrowers for Taxes and Insurance                                          544                   431
Accrued and Other Liabilities                                                                1,945                 1,974
                                                                                    ---------------        --------------
           TOTAL LIABILITIES                                                               254,248               232,504
                                                                                    ---------------        --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized, -0- shares issued or outstanding
Common Stock of $.01 Par Value; 20,000,000 shares authorized,                                   27                    27
   2,731,250 shares issued
Additional Paid-In Capital                                                                  32,124                32,005
Retained Earnings (Substantially Restricted)                                                20,229                19,355
Unearned Common Stock Held by ESOP                                                          (2,096)               (2,228)
Unearned Common Stock Held by RRP Trust                                                     (1,478)               (1,602)
Treasury Stock, at Cost; 225,937 shares and 150,000 shares, respectively                    (5,230)               (3,445)
Accumulated Other Comprehensive Income                                                         324                   450
                                                                                    ---------------        --------------
           TOTAL STOCKHOLDERS' EQUITY                                                       43,900                44,562
                                                                                    ---------------        --------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      298,148         $     277,066
                                                                                    ===============        ==============

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)

                                                                    For the Three Months               For the Six Months
                                                                        Ended June 30,                    Ended June 30,
                                                                ----------------------------      ----------------------------
                                                                   1998             1997              1998            1997
                                                                -----------      -----------      ------------    ------------

INTEREST INCOME:
   Loans                                                        $    4,433       $    3,843       $     8,767     $     7,600
   Mortgage-Backed Securities                                          493              593             1,024           1,204
   Investment Securities                                               187              534               413             917
   Interest Bearing Deposits                                           360               66               576             268
                                                                -----------      -----------      ------------    ------------
         Total interest income                                  $    5,473       $    5,036       $    10,780     $     9,989
                                                                -----------      -----------      ------------    ------------

INTEREST EXPENSE:
   Deposits                                                     $    2,343       $    2,292       $     4,614     $     4,586
   Advances from Federal Home Loan Bank                                686              363             1,290             664
                                                                -----------      -----------      ------------    ------------
         Total Interest Expense                                      3,029            2,655             5,904           5,250
                                                                -----------      -----------      ------------    ------------

Net Interest Income                                                  2,444            2,381             4,876           4,739
Provision for Loan Losses                                               45               45                90              90
                                                                -----------      -----------      ------------    ------------
Net Interest Income After Provision for
    Loan Losses                                                      2,399            2,336             4,786           4,649
                                                                -----------      -----------      ------------    ------------
NON-INTEREST INCOME:
   Loan Fees and Service Charges                                $       34       $       24       $        69     $        61
   Servicing Fees on Loans Sold                                         12               15                23              31
   Deposit Fees and Service Charges                                    198              190               375             368
   Investment Securities Gain (Loss), Net                              (45)              16                50              24
   Gain (Loss) on Sale of Fixed Rate Loans, Net                         82              -                 127              (1)
   Other                                                                19               17                40              40
                                                                -----------      -----------      ------------    ------------
         Total Non-Interest Income                              $      300       $      262       $       684     $       523
                                                                -----------      -----------      ------------    ------------

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                               $      829       $      770       $     1,693     $     1,530
   Occupancy                                                            76               87               138             166
   Depreciation                                                        100               74               178             150
   Net Costs of Real Estate Owned                                       (4)             (11)              (26)            (35)
   SAIF Deposit Insurance Premium                                       30               31                59              62
   Advertising                                                          75               99               168             142
   Consulting                                                           16               31                40              51
   Bank Shares and Franchise Tax Expense                               108               87               216             173
   Other                                                               476              464               815             796
                                                                -----------      -----------      ------------    ------------
         Total Non-Interest Expenses                            $    1,706       $    1,632       $     3,281     $     3,035
                                                                -----------      -----------      ------------    ------------

Income Before Income Taxes                                      $      993       $      966       $     2,189     $     2,137
Income Tax Expense                                                     365              341               797             741
                                                                -----------      -----------      ------------    ------------
Net Income                                                      $      628       $      625       $     1,392     $     1,396
                                                                ===========      ===========      ============    ============
Net Income Per Common Share - basic                             $     0.28       $     0.26       $      0.61     $      0.57
Net Income Per Common Share - diluted                           $     0.27       $     0.25       $      0.59     $      0.56

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In Thousands)

                                                                                          Retained            Unearned
                                                                                          Earnings             Common
                                                      Common            Paid In        (Substantially        Stock Held
                                                       Stock            Capital          Restricted)           By ESOP
                                                   -------------      ------------     --------------       -------------
BALANCE, JANUARY 1, 1997                           $         27       $   31,827        $     17,344        $     (2,490)

Net Income                                                                                     1,396

Cash Dividends Declared                                                                         (452)

Common Stock Released by ESOP Trust                                           62                                     131

Common Stock Acquired by Recognition
   and Retention Plan Trust

Common Stock Earned by Participants of
   Recognition and Retention Plan Trust

Change in Unrealized Gain on Securities
    Available for Sale, Net of Deferred Taxes

                                                   -------------      ------------      -------------       -------------

BALANCE, JUNE 30, 1997                             $         27       $   31,889        $     18,288        $     (2,359)
                                                   =============      ============      =============       =============

BALANCE, JANUARY 1, 1998                           $         27       $   32,005        $     19,355        $     (2,228)

Net Income                                                                                     1,392

Cash Dividends Declared                                                                         (518)

Common Stock Released by ESOP Trust                                          119                                     132

Repurchase of Common Stock

Common Stock Earned by Participants of
   Recognition and Retention Plan Trust

Change in Unrealized Gain on Securities
    Available for Sale, Net of Deferred Taxes
                                                   -------------      ------------      -------------       -------------

BALANCE, JUNE 30, 1998                             $         27       $   32,124        $     20,229        $     (2,096)
                                                   -------------      ------------      -------------       -------------


                                                     Unearned
                                                      Common                             Accumulated
                                                       Stock                                Other              Total
                                                      Held By           Treasury         Comprehensive      Stockholders'
                                                     RRP Trust            Stock             Income             Equity
                                                   -------------      ------------      --------------      -------------

BALANCE, JANUARY 1, 1997                            $         -        $        -       $        383        $    47,091

Net Income                                                                                                        1,396

Cash Dividends Declared                                                                                            (452)

Common Stock Released by ESOP Trust                                                                                 193

Common Stock Acquired by Recognition
   and Retention Plan Trust                              (1,830)                                                 (1,830)

Common Stock Earned by Participants of
   Recognition and Retention Plan Trust                     114                                                     114

Change in Unrealized Gain on Securities
    Available for Sale, Net of Deferred Taxes                                                  (124)               (124)
                                                   -------------      ------------      -------------      --------------

BALANCE, JUNE 30, 1997                              $    (1,716)       $        -       $       259        $     46,388
                                                   ==============     ============      =============      ==============

BALANCE, JANUARY 1, 1998                                 (1,602)       $   (3,445)      $       450        $     44,562

Net Income                                                                                                        1,392

Cash Dividends Declared                                                                                            (518)

Common Stock Released by ESOP Trust                                                                                 251

Repurchase of Common Stock                                                 (1,785)                               (1,785)

Common Stock Earned by Participants of
   Recognition and Retention Plan Trust                     124                                                     124

Change in Unrealized Gain on Securities
    Available for Sale, Net of Deferred Taxes                                                  (126)               (126)
                                                   -------------      ------------      ------------       --------------

BALANCE, JUNE 30, 1998                              $    (1,478)       $   (5,230)      $       324        $     43,900
                                                   -------------      ------------      ------------       --------------

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                     For the Six Months Ended
                                                                                                ----------------------------------
                                                                                                   June 30,             June 30,
                                                                                                     1998                 1997
                                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $       1,392        $      1,396
Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                                  184                 150
           Provision for deferred income taxes                                                             16                   -
           Provision for losses on loans                                                                   90                  90
           Compensation expense recognized on RRP                                                         124                 114
           ESOP contribution                                                                              251                 193
           Other gains and losses, net                                                                     (8)                (14)
           Net change in securities classified as trading                                                 (89)               (389)
           Gain on sale of loans held for sale                                                           (127)                 (1)
           Proceeds from sales of loans held for sale                                                  10,184                 921
           Originations of loans held for sale                                                        (10,057)               (920)
           Accretion of discounts, net of premium amortization on securities                              (24)                (35)
           Amortization of deferred revenues and unearned income on loans                                 (33)                (13)
           FHLB stock dividend received                                                                   (70)                (53)
           Changes in assets and liabilities:
                       Decrease (increase) in accrued interest receivable                                  22                (141)
                       (Increase) decrease in other assets                                                (83)                170
                       Increase in accounts payable and accrued expenses                                   65                 224
                                                                                                --------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               1,837               1,692
                                                                                                --------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from calls and maturities of securities available for sale                          5,000               6,500
           Purchases of securities available for sale                                                       -              (9,998)
           Net advances on loans                                                                       (7,723)            (12,427)
           Purchases of premises and equipment                                                           (251)               (353)
           Purchases of FHLB stock                                                                       (599)                  -
           Proceeds from sale of real estate owned and other property acquired                            274                 184
           Capital costs incurred on real estate owned and other property acquired                         (4)                 (8)
           Principal collections on mortgage-backed securities available for sale                       3,236               1,824
           Principal collections on mortgage-backed securities held to maturity                           194                 147
                                                                                                --------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                       127             (14,131)
                                                                                                --------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net change in demand, NOW and savings deposits                                               6,513              (1,559)
           Net change in time deposits                                                                  1,959              (2,409)
           Net change in mortgage escrow funds                                                            113                  73
           Proceeds from FHLB advances                                                                 13,100               7,000
           Dividends paid to shareholders                                                                (524)               (452)
           Acquisition of common stock by RRP                                                               -              (1,830)
           Payments to repurchase common stock                                                         (1,785)                  -
                                                                                                --------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              19,376                 823
                                                                                                --------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   21,340             (11,616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       14,157              19,784
                                                                                                --------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $      35,497        $      8,168
                                                                                                ==============       =============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
           Acquisition of real estate in settlement of loans                                    $          82        $         67
           Unrealized (loss) on securities                                                      $        (190)       $       (189)
SUPPLEMENTAL DISCLOSURES:
           Cash paid for:
                       Interest on deposits and borrowings                                      $       5,770        $      5,212
                       Income taxes                                                             $         510               $ 691

                 See Notes to Consolidated Financial Statements

                           ACADIANA BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                       For the Three Months              For the Six Months
                                                                          Ended June 30,                    Ended June 30,
                                                                  ----------------------------------------------------------------
                                                                       1998            1997             1998             1997
                                                                  --------------   -------------   --------------   --------------

NET INCOME                                                        $         628    $        625    $       1,392    $       1,396
OTHER COMPREHENSIVE INCOME
   Unrealized Gains and Losses on Investment
      in Debt and Equity Securities Classified as
      Available for Sale                                                    (72)            326             (191)           (188)

   Income Tax Effect                                                         24            (111)              65              64
                                                                  --------------   -------------   --------------   --------------
      Net Gain (Loss)                                                       (48)            215             (126)           (124)
                                                                  --------------   -------------   --------------   --------------
COMPREHENSIVE INCOME                                              $         580    $        840    $       1,266    $      1,272
                                                                  --------------   -------------   --------------   --------------

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

(2)      LOANS RECEIVABLE

         Loans receivable (in thousands) at June 30, 1998 and December 31, 1997 consisted of the following


                                                                             June 30,         December 31,
                                                                               1998               1997
                                                                         ---------------    ----------------
         Mortgage Loans:
                     Single Family Residential                            $    170,736       $     169,637
                     Single Family Construction                                 12,462               9,301
                     Multi-family Residential                                      523                 546
                     Commercial Real Estate                                      8,708               9,363
                                                                         ---------------    ----------------
                         Total Mortgage loans                                  192,429             188,847

         Commercial Business Loans                                              19,700              15,400
         Consumer Loans:
                     Savings                                                     1,999               2,046
                     Indirect Automobile Dealer                                  3,227               4,526
                     Other                                                      13,176               9,783
                                                                         ---------------    ----------------

                         Total Loans                                           230,531             220,602
         Less:
                     Allowance for Loan Losses                                  (2,818)             (2,760)
                     Unearned Discounts and Prepaid Dealer
                                 Reserve                                            96                 162
                     Net Deferred Loan Origination Fees                           (463)               (535)
                     Loans in Process and Undisbursed Funds                     (6,921)             (4,629)
                                                                         ---------------    ----------------
                         Net Loans                                        $    220,425       $     212,840
                                                                         ===============    ================

(3)     EARNINGS PER SHARE

The Company adopted FAS 128, Earnings Per Share, as of December 31, 1997. Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (180,189 and 202,051 shares at June 30, 1998 and June 30, 1997, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (96,400 and 84,287 at June 30, 1998 and June 30, 1997, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares is calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share.

                                                  Three months ended                      Six months ended
                                           --------------------------------       --------------------------------
                                           June 30, 1998      June 30, 1997       June 30, 1998      June 30, 1997
                                           -------------      -------------       -------------      -------------
BASIC EPS
Income available to Common
Stockholders                               $     628,000      $     625,000       $   1,392,000      $   1,396,000
                                           =============      =============       =============      =============

Weighted average shares of common
stock outstanding                              2,271,520          2,422,686           2,283,076          2,444,912
                                           =============      =============       =============      =============

Per-Share Amount                           $        0.28      $        0.26       $        0.61      $        0.57
                                           =============      =============       =============      =============

DILUTED EPS
Effect of Dilutive Securities:
  Stock Options Outstanding                       61,880             29,765              58,392             20,350
  Restricted Stock Grants                         17,269             13,047              15,356              8,832
                                           -------------      -------------       -------------      -------------

Weighted average shares of common
stock outstanding                              2,350,669          2,465,498           2,356,824          2,474,094
                                           =============      =============       =============      =============

Per-Share Amount                           $        0.27      $        0.25       $        0.59      $        0.56
                                           -------------      -------------       -------------      -------------


(4)     EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company currently has no derivatives and does not have any hedging activities. The adoption of this statement is not expected to have a material effect on financial position and results of operations.

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

FINANCIAL CONDITION

ASSETS

GENERAL - At June 30, 1998, the consolidated assets of the Company totaled $298.1 million, an increase of $21.1 million, or 7.6%, from December 31, 1997. The primary reasons for the increase in consolidated assets were increases in interest bearing deposits by $21.1 million, or 155.8%, and loans receivable, net, by $7.6 million, or 3.6%, all of which were partially offset by a decrease in investment securities available for sale of $5.0 million, or 45.7%, and a $3.6 million, or 11.6% decrease in mortgage-backed securities.

LOANS RECEIVABLE, NET - Net loans grew $7.6 million, or 3.6%, for the three months ended June 30, 1998, to $220.4 million compared to $212.8 million in net loans at December 31, 1997. The Company originated and sold $10.1 million of primarily 30-year single-family fixed rate loans during the same six month period, resulting in the net growth in loans to be substantially less than would have been without the loan sales.

      Commercial loans, net, increased $4.1 million, or 27.0%, to $19.4 million at June 30, 1998 compared to $15.3 million at December 31, 1997. Consumer loans, net, increased $2.4 million, or 15.1%, to $18.2 million at June 30, 1998 compared to $15.8 million at December 31, 1997. Mortgage loans, net, increased slightly by $1.1 million, or 0.6%, to $182.8 million at June 30, 1998 compared to $181.7 at December 31, 1997.

CASH AND CASH EQUIVALENTS - Cash and interest bearing deposits at other institutions increased $21.3 million, or 150.7%, to $35.5 million at June 30, 1998, compared to $14.2 million at December 31, 1997. The primary source of net new cash was $13.1 in proceeds from FHLB Advances. Net cash flows from financing activities provided $19.4 million and net cash flows from operating activities provided $1.8 million, for the six months ended June 30, 1998, while net cash flows from investing activities provided $127,000.

INVESTMENT SECURITIES - The Company owned $916,000 of investment securities held for trading, as of June 30, 1998. Investment securities available for sale decreased $5.0 million, or 45.7%, to $6.0 million at June 30, 1998, compared to $11.0 million at December 31, 1997, because of the redemption of $5.0 million of investment securities during the six months ended June 30, 1998.

      Mortgage-backed securities held to maturity decreased $196,000, or 1.5%, to $12.6 million at June 30, 1998 compared to $12.8 million at December 31, 1997. Such decrease was primarily the result of principal repayments. The mortgage-backed securities available for sale portfolio decreased $3.4 million, or 18.8%, to $14.5 million at June 30, 1998 as compared to $17.8 million at December 31, 1997. The decrease reflects monthly principal repayments and a decrease of $122,000 in market values of the securities.

LIABILITIES AND STOCKHOLDERS' EQUITY

GENERAL - The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows focuses on the major changes in this mix.

DEPOSITS - Deposits increased $8.5 million, or 4.4%, to $201.9 million at June 30, 1998, compared to $193.4 million at December 31, 1997. This increase was due primarily to deposit inflows, including interest earned and credited to deposit balances. Deposits funded 67.7% of assets at June 30, 1998 compared to 69.8% at December 31, 1997.

BORROWINGS - Advances from the FHLB of Dallas increased $13.1 million, or 35.8%, to $49.7 million at June 30, 1998 as compared to $36.6 million at December 31, 1997. Of the Company's total outstanding FHLB advances, $22.0 million mature in the year ending December 31, 1998, $14.4 million mature in the year ending December 31, 1999, and $13.3 million mature in five years or more. The Company has the ability to borrow up to approximately $127.7 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock. Borrowings funded 16.7% of assets at June 30, 1998 compared to 13.2% at December 31, 1997.

STOCKHOLDERS' EQUITY - Total stockholders' equity decreased $662,000, or 1.5%, to $43.9 million at June 30, 1998, compared to $44.6 million at December 31, 1997. The decrease was primarily attributable to $1.8 million for the purchase of 76,000 common shares of Treasury Stock, $518,000 in dividends declared on common stock, and a $126,000 decrease in unrealized gain on securities available for sale, net of deferred taxes, all of which was partially offset by $1.4 million of net income and credits of $375,000 reflecting the value of participants' earnings related to stock-based compensation plans. Stockholders' equity funded 14.7% of assets at June 30, 1998 compared to 16.1% at December 31, 1997.

      The dividends paid during the first quarter of 1998 were declared at December 31, 1997, and paid on January 15, 1998 at the rate of $0.11 per share. The dividends paid during the second quarter of 1998 were declared at March 31, 1998, and paid on April 15, 1998 at the rate of $0.11 per share. The Board of Directors declared dividends of $0.11 per share to be paid on July 15, 1998.

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


                                                                             Three Months Ended June 30,
                                                                 ------------------------------------------------
                                                                                        1998
                                                                 ------------------------------------------------
                                                                                                       Average
                                                                     Average                            Yield/
                                                                     Balance         Interest            Cost
                                                                 --------------    -------------     ------------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
     Loans receivable:
            Real estate mortgage loans                           $     183,220       $     3,603           7.87%
            Commercial business loans                                   17,868               427           9.56%
            Consumer and other loans                                    17,200               403           9.37%
                                                                 --------------      ------------
                   Total loans                                        218,288              4,433           8.12%
     Mortgage-backed securities                                         28,312               493           6.97%
     Investment securities (1)                                          11,988               187           6.24%
     Other earning assets                                               28,070               360           5.13%
                                                                 --------------      ------------
            Total interest-earning assets                              286,658             5,473           7.64%
                                                                                     ------------
Noninterest-earning assets                                               6,558
                                                                 --------------
            Total Assets                                         $     293,216
                                                                 ==============
Interest-bearing liabilities:
     Deposits:
            Demand deposits                                      $      22,067               171           3.10%
            Passbook savings deposits                                   22,172               130           2.35%
            Certificates of deposit                                    143,723             2,042           5.68%
                                                                 --------------      ------------
                   Total deposits                                      187,962             2,343           4.99%
     Advance from FHLB                                                  49,728               686           5.52%
                                                                 --------------      ------------
            Total interest-bearing liabilities                         237,690             3,029           5.10%
                                                                                     ------------
Noninterest-bearing demand deposits                                      8,070
Other noninterest-bearing liabilities                                    2,706
                                                                 --------------
            Total liabilities                                          248,466
Equity                                                                  44,750
                                                                 ==============
            Total liabilities and equity                         $     293,216
                                                                 ==============
Net interest-earning assets                                      $      48,968
                                                                 ==============
Net interest income/interest rate spread                                             $     2,444           2.54%
                                                                                     ============     ===========
Net interest margin                                                                                        3.41%
                                                                                                      ===========
Ratio of average interest-earning assets
     to average interest-bearing liabilities                                              120.60%
                                                                                     ============

(1)Includes FHLB stock.



                                                                               Three Months Ended June 30,
                                                                 ----------------------------------------------------
                                                                                          1997
                                                                 ----------------------------------------------------
                                                                                                            Average
                                                                     Average                                 Yield/
                                                                     Balance             Interest             Cost
                                                                 --------------       -------------      ------------
                                                                                  (Dollars in Thousands)
Interest-earning assets:
     Loans receivable:
            Real estate mortgage loans                           $     164,044        $       3,252           7.93%
            Commercial business loans                                    9,259                  220           9.50%
            Consumer and other loans                                    15,884                  371           9.34%
                                                                 --------------       --------------
                   Total loans                                        189,187                 3,843           8.13%
     Mortgage-backed securities                                         33,194                  593           7.15%
     Investment securities (1)                                          30,520                  534           7.00%
     Other earning assets                                                6,167                   66           4.28%
                                                                 --------------       --------------
            Total interest-earning assets                              259,068                5,036           7.78%
                                                                                      --------------
Noninterest-earning assets                                               5,725
                                                                 --------------
            Total Assets                                         $     264,793
                                                                 ==============
Interest-bearing liabilities:
     Deposits:
            Demand deposits                                      $      13,449                   60           1.78%
            Passbook savings deposits                                   23,766                  129           2.17%
            Certificates of deposit                                    145,666                2,103           5.77%
                                                                 --------------       --------------
                   Total deposits                                      182,881                2,292           5.01%
     Advance from FHLB                                                  25,736                  363           5.64%
                                                                 --------------       --------------
            Total interest-bearing liabilities                         208,617                2,655           5.09%
                                                                                      --------------
Noninterest-bearing demand deposits                                      7,379
Other noninterest-bearing liabilities                                    2,722
                                                                 --------------
            Total liabilities                                          218,718
Equity                                                                  46,075
                                                                 ==============
            Total liabilities and equity                         $     264,793
                                                                 ==============
Net interest-earning assets                                      $      50,451
                                                                 ==============
Net interest income/interest rate spread                                                $     2,381           2.69%
                                                                                        ============     ==========
Net interest margin                                                                                           3.68%
                                                                                                         ==========
Ratio of average interest-earning assets
     to average interest-bearing liabilities                                                124.18%
                                                                                        ============

(1)Includes FHLB stock.



                                                                                 Six Months Ended June 30,
                                                                  -------------------------------------------------------
                                                                                           1998
                                                                  -------------------------------------------------------
                                                                                                              Average
                                                                      Average                                  Yield/
                                                                      Balance            Interest              Cost
                                                                  --------------    -----------------    ----------------
                                                                                    (Dollars in Thousands)
Interest-earning assets:
     Loans receivable:
            Real estate mortgage loans                            $     183,466         $     7,196              7.84%
            Commercial business loans                                    16,684                 792              9.49%
            Consumer and other loans                                     16,568                 779              9.40%
                                                                  --------------        ------------
                   Total loans                                          216,718               8,767              8.09%
     Mortgage-backed securities                                          29,252               1,024              7.00%
     Investment securities (1)                                           12,976                 413              6.37%
     Other earning assets                                                22,925                 576              5.03%
                                                                  --------------        ------------
            Total interest-earning assets                               281,871              10,780              7.65%
                                                                                        ------------
Noninterest-earning assets                                                6,460
                                                                  ==============
            Total Assets                                          $     288,331
                                                                  ==============
Interest-bearing liabilities:
     Deposits:
            Demand deposits                                       $      20,786                 313              3.01%
            Passbook savings deposits                                    22,688                 254              2.24%
            Certificates of deposit                                     142,783               4,047              5.67%
                                                                  --------------        ------------
                   Total deposits                                       186,257               4,614              4.95%
     Advance from FHLB                                                   46,564               1,290              5.54%
                                                                  --------------        ------------
            Total interest-bearing liabilities                          232,821               5,904              5.07%
                                                                                        ------------
Noninterest-bearing demand deposits                                       8,107
Other noninterest-bearing liabilities                                     2,570
                                                                  --------------
            Total liabilities                                           243,498
Equity                                                                   44,833
                                                                  ==============
            Total liabilities and equity                          $     288,331
                                                                  ==============
Net interest-earning assets                                       $      49,050
                                                                  ==============
Net interest income/interest rate spread                                                $     4,876              2.58%
                                                                                        ============        ==========
Net interest margin                                                                                              3.46%
                                                                                                            ==========
Ratio of average interest-earning assets
     to average interest-bearing liabilities                                                 121.07%
                                                                                        ============

(1)Includes FHLB stock.



                                                                                 Six Months Ended June 30,
                                                                  -------------------------------------------------------
                                                                                           1997
                                                                  -------------------------------------------------------
                                                                                                              Average
                                                                      Average                                  Yield/
                                                                      Balance            Interest              Cost
                                                                  --------------    -----------------    ----------------
                                                                                   (Dollars in Thousands)
Interest-earning assets:
     Loans receivable:
            Real estate mortgage loans                              $    161,474          $    6,454             7.99%
            Commercial business loans                                      8,561                 402             9.39%
            Consumer and other loans                                      16,206                 744             9.18%
                                                                    -------------         -----------
                   Total loans                                           186,241               7,600             8.16%
     Mortgage-backed securities                                           33,715               1,204             7.14%
     Investment securities (1)                                            26,252                 917             6.99%
     Other earning assets                                                 11,296                 268             4.75%
                                                                    -------------         -----------
            Total interest-earning assets                                257,504               9,989             7.76%
                                                                                          -----------
Noninterest-earning assets                                                 5,708

                                                                    =============
            Total Assets                                            $    263,212
                                                                    =============
Interest-bearing liabilities:
     Deposits:
            Demand deposits                                         $     13,444                 121             1.80%
            Passbook savings deposits                                     23,926                 260             2.17%
            Certificates of deposit                                      146,115               4,205             5.76%
                                                                    -------------         -----------
                   Total deposits                                        183,485               4,586             5.00%
     Advance from FHLB                                                    23,993                 664             5.53%
                                                                    -------------         -----------
            Total interest-bearing liabilities                           207,478               5,250             5.06%
                                                                                          -----------
Noninterest-bearing demand deposits                                        6,884
Other noninterest-bearing liabilities                                      2,503
                                                                    -------------
            Total liabilities                                            216,865
Equity                                                                    46,347
                                                                    -------------
            Total liabilities and equity                            $    263,212
                                                                    =============
Net interest-earning assets                                         $     50,026
                                                                    =============
Net interest income/interest rate spread                                                  $    4,739             2.70%
                                                                                          ===========     ============
Net interest margin                                                                                              3.68%
                                                                                                          ============
Ratio of average interest-earning assets
     to average interest-bearing liabilities                                                  124.11%
                                                                                          ===========

(1)Includes FHLB stock.

RESULTS OF OPERATIONS

GENERAL - The Company reported net income of $628,000 for the three months ended June 30, 1998, compared to net income of $625,000 for the three months ended June 30, 1997. The slight increase in net income for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, was due primarily to an increase in net interest income for the quarter ended June 30, 1998.

      The Company reported net income of $1.4 million for both the six months ended June 30, 1998 and 1997.

NET INTEREST INCOME - Net interest income increased slightly, by $63,000, or 2.6%, for the three months ended June 30, 1998, to $2.4 million, compared to $2.4 million for the three months ended June 30, 1997. The increase was due to a $437,000, or 8.7%, increase in interest income which was partially offset by an increase in interest expense of $374,000, or 14.1%. The increase in interest income was the result of a $27.6 million, or 10.6%, increase in the average balances of interest-earning assets which was partially offset by a 14 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $29.1 million, or 13.9%, increase in average interest-bearing liabilities together with a 1 basis point increase in the yield thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.54% and 3.41%, respectively, during the three months ended June 30, 1998 compared to 2.69% and 3.68%, respectively, for the comparable period in 1997. The average balance in non-interest bearing demand deposit accounts grew $691,000, or 9.4%, for the three months ended June 30, 1998 as compared to June 30, 1997.

      For the six months ended June 30, 1998, net interest income increased $137,000, or 2.9%, to $4.9 million, compared to $4.7 million for the six months ended June 30, 1997. The increase was due to a $791,000, or 7.9%, increase in interest income which was partially offset by an increase in interest expense of $654,000, or 12.5%. The increase in interest income was the result of a $24.4 million, or 9.5%, increase in the average balance of interest-earning assets which was partially offset by a 11 basis point decrease in the yield thereon. The increase in interest expense was the result of a $25.3 million, or 12.2%, increase in average interest-bearing liabilities together with a 1 basis point increase in the yield thereon. The Company's interest rate spread and net interest margin amounted to 2.58% and 3.46%, respectively, during the six months ended June 30, 1998 compared to 2.70% and 3.68%, respectively, for the comparable period in 1997.

INTEREST INCOME - The Company's total interest income was $5.5 million for the three months ended June 30, 1998, compared to $5.0 million for the three months ended June 30, 1997. The reasons for the $437,000, or 8.7%, increase in interest income was a $590,000, or 15.4%, increase in interest income from loans and a $294,000 or 445.5%, increase in interest income from other earning assets, which was partially offset by a $100,000, or 16.9%, decrease in interest income from mortgage-backed securities, and a $347,000, or 65.0%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $29.1 million, or 15.4%, increase in the average balance of loans, which was partially offset by a 1 basis point decrease in the yield thereon. The decrease in interest income from investment securities was the result of a $18.5 million, or 60.7%, decrease in the average balance of investments together with a 76 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a $4.9 million, or 14.7%, decrease in the average balance of mortgage-backed securities, together with a decrease of 18 basis points in the yield thereon. The increase in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $21.9 million increase in the average balance of other earning assets, together with an 85 basis point increase in the yield thereon.

      For the six months ended June 30, 1998, the Company's total interest income was $10.8 million, compared to $10.0 million for the six months ended June 30, 1997. The reasons for the $791,000, or 7.9%, increase in interest income was a $1.2 million, or 15.4%, increase in interest income from loans and a $308,000 or 114.9%, increase in interest income from other earning assets, which was partially offset by a $180,000, or 15.0%, decrease in interest income from mortgage-backed securities, and a $501,000, or 55.0%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $30.5 million, or 16.4%, increase in the average balance of loans, which was partially offset by a 7 basis point decrease in the yield thereon. The decrease in interest income from investment securities was the result of a $13.3 million, or 50.6%, decrease in the average balance of investments together with a 62 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a $4.5 million, or 13.2%, decrease in the average balance of mortgage-backed securities, together with a decrease of 14 basis points in the yield thereon. The increase in interest income from other earning assets was the result of a $11.6 million increase in the average balance of other earning assets, together with an 28 basis point increase in the yield thereon.

INTEREST EXPENSE - The Company's total interest expense was $3.0 million during the three months ended June 30, 1998, compared to $2.7 million for the three months ended June 30, 1997. The $374,000 increase in interest expense was comprised of an increase of $323,000 in interest expense on advances from the FHLB, together with an increase of $51,000 in interest expense on deposits. The increase in interest expense on deposits was the result of an increase of $5.1 million, or 2.8%, in average balances in interest bearing deposits which was partially offset by an increase of 2 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balances of $24.0 million, which was partially offset by a decrease of 12 basis points in the cost thereon.

      The Company's total interest expense was $5.9 million during the six months ended June 30, 1998, compared to $5.3 million for the six months ended June 30, 1997. The $654,000 increase in interest expense was comprised of an increase of $626,000 in interest expense on advances from the FHLB, together with an increase of $28,000 in interest expense on deposits. The increase in interest expense on deposits was the result of an increase of $2.8 million, or 1.5%, in average balances in interest bearing deposits which was partially offset by a decrease of 5 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balances of $22.6 million, together with an increase of 1 basis point in the cost thereon.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $45,000 for the three months ended June 30, 1998 and 1997. The Company's non-performing assets amounted to .13% of total assets at June 30, 1998 compared to .22% at December 31, 1997. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 328.82% at June 30, 1998 compared to 297.09% at December 31, 1997. During the three months ended June 30, 1998, the Company charged-off $39,000 of loans and recovered $24,000 of loans previously charged-off.

      The provision for loan losses for the six months ended June 30, 1998 was $90,000, remaining stable as compared to the same period in 1997. During the six months ended June 30, 1997, the Company charged-off $84,000 of loans and recovered $53,000 of loans previously charged-off.

NON-INTEREST INCOME - Non-interest income increased $38,000 or 14.5%, for the three months ended June 30, 1998 to $300,000, compared to $262,000 for the three months ended June 30, 1997. Such increase was due primarily to an increase of $82,000 net gain on sale of fixed rate loans, which was partially offset by a decrease in investment securities gains (net) of $61,000. The gain from the sale of loans reflects the Company's decision to sell certain newly originated fixed rate loans. The investment gains are related to the Company's trading portfolio.

      Non-interest income increased $161,000 or 30.8%, for the six months ended June 30, 1998 to $684,000, compared to $523,000 for the six months ended June 30, 1997. Such increase was due primarily to an increase of $128,000 net gain on sale of fixed rate loans and an increase in investment securities gains (net) of $26,000.

NON-INTEREST EXPENSE - Non-interest expense increased $74,000, or 4.5%, for the three months ended June 30, 1998, to $1.7 million, compared to $1.6 million for the three months ended June 30, 1997. The primary reasons for such increase were a $59,000, or 7.7%, increase in salaries and employee benefits, a $26,000, or 35.1%, increase in depreciation, and a $21,000, or 24.1%, increase in bank share and franchise tax expense. The increase in salaries and employee benefits reflect an increase in retail staffing, including the New Iberia branch office, which was opened in the third quarter of 1997, additional staff for commercial loan origination functions, and the increased cost of the Company's employee stock ownership plan, which generally requires the Company to record expenses based on the current market value of the Company's stock. The average price of the Company's stock was $23.482 for the quarter ended June 30, 1998, compared to $18.553 for the quarter ended June 30, 1997.

      Non-interest expense increased $246,000, or 8.1%, for the six months ended June 30, 1998, to $3.3 million, compared to $3.0 million for the six months ended June 30, 1997. The primary reasons for such increase were a $163,000, or 10.7%, increase in salaries and employee benefits, a $28,000, or 18.7%, increase in depreciation, and a $43,000, or 24.9%, increase in bank share and franchise tax expense. The average price of the Company's stock was $22.932 for the six months ended June 30, 1998, compared to $17.633 for the six months ended June 30, 1997.

INCOME TAXES - Income tax expense was $365,000 for the three months ended June 30, 1998, compared to $341,000 for the three months ended June 30, 1997 due primarily to a slightly higher effective income tax rate for the quarter ended June 30, 1998.

      Income tax expense was $797,000 for the six months ended June 30, 1998, compared to $741,000 for the six months ended June 30, 1997 due primarily to a slightly higher effective income tax rate for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock and amortization, prepayments and maturities from its loan portfolio, and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company, through its subsidiary Bank, has the ability to borrow up to approximately $98.9 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock. At June 30, 1998, the Company had $49.7 million of outstanding advances from the FHLB of Dallas, and no other borrowings.

      Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At June 30, 1998, the total approved commitments to extend credit amounted to $31.4 million. At that same date, certificates of deposit scheduled to mature in one year or less totaled $64.3 million. Management believes that a significant portion of maturing deposits will stay with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.


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


CAPITAL ADEQUACY

      Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At June 30, 1998, the Bank complied with all applicable regulatory capital requirements.

      The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 1998.



                                                 Required                   Actual                     Excess
                                           --------------------      --------------------       -------------------
                                           Percent       Amount      Percent       Amount       Percent      Amount
                                           -------      -------      -------      -------       -------     -------

Tier I leverage capital ratios              4.00%       $11,292       8.05%       $22,720        4.05%      $11,428


Risk-based capital ratios:


      Tier I                                4.00%       $ 6,029      15.07%       $22,720       11.07%      $16,691


      Total                                 8.00%       $12,058      16.33%       $24,616        8.33%      $12,558


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

Item 4.  Submission of Matters to a Vote of Security-Holders.
         Not applicable

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


                                   ACADIANA BANCSHARES, INC.


Date:  August 10, 1998             By:  /S/
                                        -------------------------------------
                                        Gerald G. Reaux, Jr., President and
                                        Chief Executive Officer


Date:  August 10, 1998             By:  /S/  EMILE E. SOULIER, III
                                        -------------------------------------
                                        Emile E. Soulier, III, Vice-President
                                        and Chief Financial Officer