Form 10-Q
period 1998-09-30
ACADIANA BANCSHARES INC /LA
filed 1998-11-16
CIK 1011024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q


    [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                         Commission file number 1-14364


                           Acadiana Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                         Louisiana                                               72-1317124
--------------------------------------------------------------               ------------------
 (State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer
                                                                             Identification No.)


          101 West Vermilion Street
               Lafayette, Louisiana                                                  70501
--------------------------------------------------------------               ------------------
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

       As of October 5, 1998, 2,050,769 shares of the Registrant's common stock were issued and outstanding. Of that total, 218,369 shares were held by the Registrant's Employee Stock Ownership Plan, of which 185,662 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                      Page

PART 1.   Financial Information
-------   ---------------------
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          (As of September 30, 1998 and December 31,                   3
          1997)

          Consolidated Statements of Income (For the
          three and nine Months ended September 30, 1998 and 1997)     4

          Consolidated Statements of Stockholders'
          Equity (For The nine months ended September 30, 1998 and
          1997)                                                        5

          Consolidated Statements of Cash Flows (For
          the nine Months ended September 30, 1998 and 1997)           6

          Consolidated Statements of Comprehensive
          Income (For The three and nine months ended September 30,
          1998 and 1997)                                               7

          Notes to Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11

PART II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings                                           21
Item 2.   Changes in Securities                                       21
Item 3.   Defaults Upon Senior Securities                             21
Item 4.   Submission of  Matters to a Vote of Security
          Holders                                                     21
Item 5.   Other Information                                           21
Item 6.   Exhibits and Reports on Form 8-K                            21

          Signatures                                                  22

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)

                                                                                       September 30,             December 31,
                                                                                           1998                        1997
                                                                                    --------------------        --------------------
ASSETS
Cash and Cash Equivalents:
     Cash and Amounts Due from Banks                                                $             1,104         $               622
      Interest Bearing Deposits                                                                  21,404                      13,535
                                                                                    --------------------        --------------------
          Total                                                                                  22,508                      14,157
Investment Securities:
      Equity Securities Held for Trading                                                            679                         826
      Available for Sale, at fair value                                                           9,990                      11,044
Mortgage-Backed Securities:
      Held to Maturity (fair value of $12,661 and $12,736, respectively)                         12,504                      12,806
      Available for Sale, at fair value                                                          13,117                      17,846
Loans Receivable, net of Allowance for
      Loan Losses of $2,687 and $2,760, respectively                                            220,968                     212,840
Federal Home Loan Bank Stock, at Cost                                                             2,878                       1,887
Real Estate Owned, Net                                                                               34                         204
Premises and Equipment, Net                                                                       2,813                       2,806
Accrued Interest Receivable                                                                       1,330                       1,416
Other Assets                                                                                      2,366                       1,234
                                                                                    --------------------        --------------------
           TOTAL ASSETS                                                             $           289,187         $           277,066
                                                                                    ====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                      $ 205,652                   $ 193,422
Advances from Federal Home Loan Bank                                                             41,728                      36,628
Accrued Interest Payable on Deposits                                                                189                          49
Advance Payments by Borrowers for Taxes and Insurance                                               612                         431
Accrued and Other Liabilities                                                                     1,532                       1,974
                                                                                    -------------------         --------------------
           TOTAL LIABILITIES                                                                    249,713                     232,504
                                                                                    -------------------        ---------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized, -0- shares issued or outstanding
Common Stock of $.01 Par Value; 20,000,000 shares authorized,                                        27                          27
   2,731,250 shares issued
Additional Paid-In Capital                                                                       32,169                      32,005
Retained Earnings (Substantially Restricted)                                                     20,518                      19,355
Unearned Common Stock Held by ESOP                                                               (2,031)                     (2,228)
Unearned Common Stock Held by RRP Trust                                                          (1,428)                     (1,602)
Treasury Stock, at Cost; 452,618 shares and 150,000 shares, respectively                        (10,175)                     (3,445)
Accumulated Other Comprehensive Income                                                              394                         450
                                                                                    -------------------         --------------------
           TOTAL STOCKHOLDERS' EQUITY                                                            39,474                      44,562
                                                                                    -------------------         --------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $           289,187         $            277,066
                                                                                    ===================         ====================

                 See Notes to Consolidated Financial Statements

                              ACADIANA BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, except per share data)

                                                            For the Three Months                       For the Nine Months
                                                            Ended September 30,                        Ended September 30,
                                                    ---------------------------------           ----------------------------------
                                                       1998                 1997                   1998                  1997
                                                    --------------     --------------           --------------     ---------------
INTEREST INCOME:
   Loans                                            $     4,386           $     4,050           $     13,153          $     11,650
   MortgageBacked Securities                                460                   574                  1,485                 1,778
   Investment Securities                                    138                   367                    550                 1,285
   Interest Bearing Deposits                                441                   115                  1,017                   383
                                                    -----------           -----------           ------------          ------------
         Total interest income                      $     5,425           $     5,106           $     16,205          $     15,096
                                                    -----------           -----------           ------------          ------------


INTEREST EXPENSE:
   Deposits                                         $     2,432           $     2,274           $      7,047          $      6,860
   Advances from Federal Home Loan Bank                     679                   488                  1,968                 1,152
                                                    -----------           -----------           ------------          ------------
         Total Interest Expense                           3,111                 2,762                  9,015                 8,012
                                                    -----------           -----------           ------------          ------------


Net Interest Income                                       2,314                 2,344                  7,190                 7,084
Provision for Loan Losses                                  -                       45                     90                   135
                                                    -----------           -----------           ------------          ------------

Net Interest Income After Provision for
    Loan Losses                                           2,314                 2,299                  7,100                 6,949
                                                    -----------           -----------           ------------          ------------


NONINTEREST INCOME:
   Loan Fees and Service Charges                    $        29           $        39           $         98          $        100
   Servicing Fees on Loans Sold                              16                    15                     39                    46
   Deposit Fees and Service Charges                         216                   183                    591                   551
   Investment Securities Gain (Loss), Net                  (165)                   71                   (114)                   95
   Gain (Loss) on Sale of Fixed Rate Loans, Net              48                                          175                    (1)
   Other                                                     20                    19                     59                    58
                                                    -----------           -----------           ------------          ------------
         Total NonInterest Income                   $       164           $       327           $        848          $        849
                                                    -----------           -----------           ------------          ------------


NONINTEREST EXPENSE:
   Salaries and Employee Benefits                   $       854           $       825           $      2,549          $      2,355
   Occupancy                                                 70                    80                    208                   246
   Depreciation                                             107                    83                    284                   233
   Net Costs of Real Estate Owned                            19                    (1)                    (7)                  (36)
   SAIF Deposit Insurance Premium                            29                    30                     88                    92
   Advertising                                               75                    75                    243                   217
   Consulting                                                24                    20                     63                    71
   Bank Shares and Franchise Tax Expense                    102                    95                    288                   228
   Other                                                    368                   363                  1,213                 1,199
                                                    -----------           -----------           ------------          ------------
         Total NonInterest Expenses                 $     1,648           $     1,570           $      4,929          $      4,605
                                                    -----------           -----------           ------------          ------------


Income Before Income Taxes                          $       830           $     1,056           $      3,019          $      3,193
Income Tax Expense                                          310                   362                  1,107                 1,103
                                                    -----------           -----------           ------------          ------------
Net Income                                          $       520           $       694           $      1,912          $      2,090
                                                    ===========           ===========           ============          ============
Net Income Per Common Share  basic                  $      0.25           $      0.29           $       0.86          $       0.86

Net Income Per Common Share  diluted                $      0.24           $      0.28           $       0.84          $       0.84


                 See Notes to Consolidated Financial Statements

                 ACADIANA BANCSHARES, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      ( In Thousands)

                                                                                    Retained              Unearned
                                                                                    Earnings               Common
                                                      Common        Paid In       (Substantially         Stock Held
                                                      Stock         Capital         Restricted)           By ESOP
                                                    ----------     ---------     ----------------       ------------
Balance, January 1, 1997                             $     27       $ 31,827         $ 17,344                $(2,490)

Net Income                                                                              2,090

Cash Dividends Declared                                                                  (678)

Common Stock Released by ESOP Trust                                      114                                     197

Repurchase of Common Stock

Common Stock Acquired by Recognition
   and Retention Plan Trust

Common Stock Earned by Participants of

   Recognition and Retention Plan Trust

Change in Unrealized Gain on Securities
    Available for Sale, Net of Deferred Taxes

                                                     --------       --------         --------               --------

Balance, September 30, 1997                          $     27       $ 31,941           18,756                $(2,293)
                                                     ========        ========        ========               ========

Balance, January 1, 1998                             $     27       $ 32,005           19,355                $(2,228)

Net Income                                                                              1,912

Cash Dividends Declared                                                                  (749)

Common Stock Released by ESOP Trust                                      164                                     197

Repurchase of Common Stock

Common Stock Earned by Participants of
   Recognition and Retention Plan Trust

Change in Unrealized Gain on Securities

    Available for Sale, Net of Deferred Taxes
                                                     --------       --------         --------               --------
Balance, September 30, 1998                          $     27       $ 32,169           20,518                $(2,031)
                                                     --------       --------         --------               --------


                                                     Unearned
                                                      Common                        Accumulated
                                                      Stock                            Other                 Total
                                                      Held By       Treasury       Comprehensive          Stockholders'
                                                     RRP Trust      Stock              Income                Equity
                                                    -----------    ----------     ---------------        --------------
Balance, January 1, 1997                             $              $                $    383                $47,091

Net Income                                                                                                     2,090

Cash Dividends Declared                                                                                         (678)

Common Stock Released by ESOP Trust                                                                              311

Repurchase of Common Stock                                              (741)                                   (741)

Common Stock Acquired by Recognition
   and Retention Plan Trust                            (1,830)                                                (1,830)

Common Stock Earned by Participants of

   Recognition and Retention Plan Trust                   171                                                    171

Change in Unrealized Gain on Securities
    Available for Sale, Net of Deferred Taxes                                              19                     19


                                                     --------       --------         --------               --------

Balance, September 30, 1997                          $ (1,659)      $   (741)             402                $46,433
                                                     ========       ========         ========               ========
Balance, January 1, 1998                               (1,602)      $ (3,445)       $     450                $44,562

Net Income                                                                                                     1,912

Cash Dividends Declared                                                                                         (749)

Common Stock Released by ESOP Trust                                                                              361

Repurchase of Common Stock                                            (6,730)                                 (6,730)

Common Stock Earned by Participants of
   Recognition and Retention Plan Trust                   174                                                    174

Change in Unrealized Gain on Securities

    Available for Sale, Net of Deferred Taxes                                             (56)                   (56)
                                                     --------       --------         --------               --------

Balance, September 30, 1998                          $ (1,428)      $(10,175)             394                $39,474
                                                     --------       --------         --------               --------

                 See Notes to Consolidated Financial Statements

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                 For the Nine Months Ended
                                                                                              ----------------------------------
                                                                                               September 30,       September 30,
                                                                                                   1998                1997
                                                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                       $  1,912          $  2,090
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                  297               233
       Provision for deferred income taxes                                                            (52)              111
       Provision for losses on loans                                                                   90               135
       Compensation expense recognized on RRP                                                         174               171
       ESOP contribution                                                                              361               311
       Other gains and losses, net                                                                    (17)              (14)
       Net change in securities classified as trading                                                 147              (679)
       (Gain) loss on sale of loans held for sale                                                    (175)                1
       Proceeds from sales of loans held for sale                                                  14,464               921
       Originations of loans held for sale                                                        (14,289)             (922)
       Accretion of discounts, net of premium amortization on securities                              (34)              (50)
       Amortization of deferred revenues and unearned income on loans                                 (32)              (18)
       FHLB stock dividend received                                                                  (112)              (81)
       Changes in assets and liabilities:
               Decrease in accrued interest receivable                                                 86               108
               (Increase) decrease in other assets                                                 (1,064)              178
               (Decrease) increase in accounts payable and accrued expenses                          (271)              226
                                                                                               ----------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           1,485             2,721
CASH FLOWS FROM INVESTING ACTIVITIES:                                                          ----------          --------
       Proceeds from calls and maturities of securities available for sale                          7,998            16,500
       Purchases of securities available for sale                                                  (6,978)          (10,000)
       Net advances on loans                                                                       (8,301)          (23,178)
       Purchases of premises and equipment                                                           (292)           (1,044)
       Purchases of FHLB stock                                                                       (879)             -
       Proceeds from sale of real estate owned and other property acquired                            311               223
       Capital costs incurred on real estate owned and other property acquired
                                                                                                       (9)                9
       Principal collections on mortgage-backed securities available for sale                       4,717             2,780
       Principal collections on mortgage-backed securities held to maturity                           298               212
                                                                                               ----------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                              (3,135)          (14,498)
CASH FLOWS FROM FINANCING ACTIVITIES:                                                          ----------          --------
       Net change in demand, NOW and savings deposits                                              11,018            (2,889)
       Net change in time deposits                                                                  1,212            (1,571)
       Net change in mortgage escrow funds                                                            181               158
       Proceeds from FHLB advances                                                                  5,100            14,378
       Dividends paid to shareholders                                                                (780)             (678)
       Acquisition of common stock by RRP                                                              -             (1,830)
       Payments to repurchase common stock                                                         (6,730)             (741)
                                                                                               ----------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          10,001             6,827
                                                                                               ----------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                8,351            (4,950)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   14,157            19,784
                                                                                               ----------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 22,508          $ 14,834
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:                                                   ==========          ========
       Acquisition of real estate in settlement of loans                                         $    115          $    209
       Unrealized (loss) appreciation on securities                                              $    (84)         $     29
SUPPLEMENTAL DISCLOSURES:
       Cash paid for:
               Interest on deposits and borrowings                                               $  8,873          $  7,976
               Income taxes                                                                      $  1,143          $  1,644

                 See Notes to Consolidated Financial Statements

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                           For the Three Months            For the Nine Months
                                                           Ended September 30,             Ended September 30,
                                                    ---------------------------------------------------------------
                                                      1998              1997             1998              1997
                                                    --------         ---------        ----------       ----------
NET INCOME                                          $    520         $     694        $    1,912       $    2,090
OTHER COMPREHENSIVE INCOME
   Unrealized Gains and Losses on Investment
      in Debt and Equity Securities Classified as
      Available for Sale                                 106               218               (85)              29

   Income Tax Effect                                     (36)              (74)               29              (10)
                                                    --------         ---------        ----------       ----------
      Net Gain (Loss)                                     70               144               (56)              19
                                                    --------         ---------        ----------       ----------
COMPREHENSIVE INCOME                                $    590         $     838        $    1,856       $    2,109
                                                    --------         ---------        ----------       ----------

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

(2)  LOANS RECEIVABLE

Loans receivable (in thousands) at September 30, 1998 and December 31, 1997 consisted of the following

                                                                 September 30,             December 31,
                                                                     1998                     1998
                                                             ----------------------    ---------------------
Mortgage Loans:
                     Single Family Residential                 $           170,661      $           169,637
                     Single Family Construction                             12,597                    9,301
                     Multi-family Residential                                  495                      546
                     Commercial Real Estate                                  8,278                    9,363
                                                             ----------------------    ---------------------
                               Total Mortgage Loans                        192,031                  188,847

Commercial Business Loans                                                   18,937                   15,400
Consumer Loans:
                     Savings                                                 2,113                    2,046
                     Indirect Dealer                                         2,732                    4,526
                     Other                                                  15,433                    9,783
                                                             ----------------------    ---------------------
                               Total Loans                                 231,246                  220,602
Less:
                     Allowance for Loan Losses                              (2,687)                  (2,760)
                     Unearned Discounts and Prepaid Dealer
                               Reserve                                                                  162
                                                                                74
                     Net Deferred Loan Origination Fees                       (376)                    (535)
                     Loans in Process and Undisbursed Funds                 (7,289)                  (4,629)
                                                             ----------------------    ---------------------
                                                             ======================    =====================
                               Net Loans                       $           220,968      $           212,840
                                                             ======================    =====================

Earnings Per Share

The Company adopted FAS 128, Earnings Per Share, as of December 31, 1997. Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (171,920 and 193,842 shares at September 30, 1998 and September 30, 1997, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (94,611 and 109,250 at September 30, 1998 and September 30, 1997, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares is calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share.

                                                                  Three months ended                    Nine months ended
                                                       -----------------------------------      -----------------------------------
                                                       September 1998     September 1997        September 1998       September 1997
                                                       --------------     ---------------       --------------      ---------------
BASIC EPS
Income available to Common Stockholders                $      520,000     $       694,000       $   1,912,000       $    2,090,000
                                                       ==============     ===============       =============       ==============
Weighted average shares of common
stock outstanding                                           2,095,365           2,411,166           2,220,506            2,433,663
                                                       ==============     ===============       =============       ==============

Per-Share Amount                                       $         0.25     $          0.29       $        0.86       $         0.86
                                                       ==============     ===============       =============       ==============
Diluted EPS
Effect of Dilutive Securities:
  Stock Options Outstanding                                    43,067              50,321              53,284               30,340
  Restricted Stock Grants                                      16,664              20,486              15,792               12,717
                                                       --------------     ---------------       --------------      ---------------
Weighted average shares of common
stock outstanding                                           2,155,096           2,481,973           2,289,581            2,476,720
                                                       ==============     ===============       =============       ==============
Per-Share Amount                                       $         0.24     $          0.28       $        0.84       $         0.84
                                                       --------------     ---------------       --------------      ---------------



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

YEAR 2000

The Year 2000 date change is possibly the largest technological challenge ever faced by the business and financial community. Many computer systems may not be able to distinguish between the year 2000 and the year 1900, which is a critical issue as the new millennium approaches. Most computers were originally programmed to record years using two-digit fields, rather than four-digit fields. Being Year 2000 ready means that software can appropriately distinguish between the year 1900 and the year 2000, as well as correctly interpreting certain other esoteric dates, which could otherwise lead to incorrect calculations or other problems.

The Company completed its awareness and assessment phases of its Year 2000 planning process. The Company's essential information technology ("IT") systems are provided by several large third-party vendors. Based on successful test results, third-party vendors providing essential IT for the Company's financial and operation systems have made representations to the Company or the Bank that such products are Year 2000 ready. Such renovated products are installed and running at the Company, without any material change in recurring or ongoing operational costs relating to product support services or renovation of existing products and services provided by third party vendors. The Company has completed its assessment of issues related to the impact of the year 2000 on its critical IT and non-critical IT systems. Based on its assessment, the Company has determined that there are no consequences of its Year 2000 issues that would be material to the Company's business, results of operations, or financial condition. The Company has estimated total costs of completion to not exceed $10,000.

The Company is now involved in its testing and validation phase of its Year 2000 Plan. In addition to its assessment of its Year 2000 issues, management plans to conduct its own tests of such products. The plan provides for off-site as well as on-site tests that will be conducted during the fourth quarter of 1998.

FINANCIAL CONDITION

ASSETS

GENERAL - At September 30, 1998, the consolidated assets of the Company totaled $289.2 million, an increase of $12.1 million, or 4.4%, from December 31, 1997. The primary reasons for the increase in consolidated assets were increases in interest bearing deposits of $7.9 million, or 58.1%, loans receivable, net, of $8.1 million, or 3.8%, and Federal Home Loan Bank stock of $991,000, or 52.5%, all of which were partially offset by a decrease in investment securities available for sale of $1.1 million, or 9.5%, and a $5.0 million, or 16.4% decrease in mortgage-backed securities.

LOANS RECEIVABLE, NET - Net loans grew $8.1 million, or 3.8%, for the nine months ended September 30, 1998, to $221.0 million compared to $212.8 million at December 31, 1997. The Company originated and sold $14.3 million of primarily 30-year single-family fixed rate loans during the same nine month period, resulting in the net growth in loans to be substantially less than would have been without the loan sales.

       Commercial loans, net, increased $3.5 million, or 23.2%, to $18.8 million at September 30, 1998 compared to $15.3 million at December 31, 1997. Consumer loans, net, increased $4.2 million, or 26.8%, to $20.1 million at September 30, 1998 compared to $15.8 million at December 31, 1997. Mortgage loans, net, increased slightly by $0.3 million, or 0.2%, to $182.1 million at September 30, 1998 compared to $181.7 at December 31, 1997.

CASH AND CASH EQUIVALENTS - Cash and interest bearing deposits at other institutions increased $7.9 million, or 58.1%, to $21.4 million at September 30, 1998, compared to $13.5 million at December 31, 1997. The primary source of net new cash was $5.1 million in proceeds from FHLB Advances. Net cash flows from financing activities provided $10.0 million and net cash flows from operating activities provided $1.5 million, for the nine months ended September 30, 1998, while net cash flows from investing activities used $3.1 million.

INVESTMENT SECURITIES - The Company owned $679,000 of investment securities held for trading as of September 30, 1998. Investment securities available for sale decreased $1.1 million, or 9.6%, to $10.0 million at September 30, 1998, compared to $11.0 million at December 31, 1997, because of the redemption of $8.0 million of investment securities, partially offset by the purchase of $7.0 million of investment securities, during the nine months ended September 30, 1998.

       Mortgage-backed securities held to maturity decreased $302,000, or 2.4%, to $12.5 million at September 30, 1998 compared to $12.8 million at December 31, 1997. Such decrease was primarily the result of principal repayments. The mortgage-backed securities available for sale portfolio decreased $4.7 million, or 26.5%, to $13.1 million at September 30, 1998 as compared to $17.8 million at December 31, 1997. The decrease reflects monthly principal repayments and a decrease of $34,000 in market values of the securities.

LIABILITIES AND STOCKHOLDERS' EQUITY

GENERAL - The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows focuses on the major changes in this mix.

DEPOSITS - Deposits increased $12.2 million, or 6.3%, to $205.7 million at September 30, 1998, compared to $193.4 million at December 31, 1997. This increase was due primarily to deposit inflows, including interest earned and credited to deposit balances. Deposits funded 71.1% of assets at September 30, 1998 compared to 69.8% at December 31, 1997.

BORROWINGS - Advances from the FHLB of Dallas increased $5.1 million, or 13.9%, to $41.7 million at September 30, 1998 as compared to $36.6 million at December 31, 1997. Of the Company's total outstanding FHLB advances, $2.0 million mature in the year ending December 31, 1998, $9.4 million mature in the year ending December 31, 1999, and $30.3 million mature in five years or more. The Company has the ability to borrow up to approximately $98.9 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock. Borrowings funded 14.4% of assets at September 30, 1998 compared to 13.2% at December 31, 1997.

STOCKHOLDERS' EQUITY - Total stockholders' equity decreased $5.1 million, or 11.4%, to $39.5 million at September 30, 1998, compared to $44.6 million at December 31, 1997. The decrease was primarily attributable to $6.7 million for the purchase of 303,000 common shares of Treasury Stock, $749,000 in dividends declared on common stock, and a $56,000 decrease in unrealized gain on securities available for sale, net of deferred taxes, all of which was partially offset by $1.9 million of net income and credits of $535,000 reflecting the value of participants' earnings related to stock-based compensation plans. Stockholders' equity funded 13.6% of assets at September 30, 1998 compared to 16.1% at December 31, 1997.

       The dividends paid during the first quarter of 1998 were declared at December 31, 1997, and paid on January 15, 1998 at the rate of $0.11 per share. The dividends paid during the second quarter of 1998 were declared at March 31, 1998, and paid on April 15, 1998 at the rate of $0.11 per share. The dividends paid during the third quarter of 1998 were declared at June 30, 1998, and paid on July 15, 1998 at the rate of $0.11 per share. The Board of Directors declared dividends of $0.11 per share on September 30, 1998 to be paid on October 15, 1998.

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

                                                                             Three Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                                  1998                                     1997
                                                 -----------------------------------    ----------------------------------------
                                                                            Average                                     Average
                                                   Average                   Yield/         Average                      Yield/
                                                   Balance      Interest      Cost          Balance       Interest        Cost
                                                ------------   ---------    --------    ------------   --------------   --------

Interest-earning assets:
     Loans receivable:
            Real estate mortgage loans          $   181,537   $   3,490      7.69%      $    171,938    $     3,377       7.86%

            Commercial business loans                18,793         431      9.17%            12,497            302       9.67%

            Consumer and other loans                 19,465         465      9.56%            15,728            371       9.44%
                                                ------------   ---------                ------------   ------------
                  Total loans                       219,795       4,386      7.98%           200,163          4,050       8.09%

     Mortgage-backed securities                      26,449         460      6.96%            32,267            574       7.12%

     Investment securities (1)                        9,325         138      5.92%            21,639            367       6.78%

     Other earning assets                            33,297         441      5.30%             9,859            115       4.67%
                                                ------------   ---------                ------------   ------------
            Total interest-earning assets           288,866       5,425      7.51%           263,928          5,106       7.74%

Noninterest-earning assets                            6,483                                    6,218
                                                ------------                            ------------
            Total Assets                        $   295,349                             $    270,146
                                                ============                            ============
Interest-bearing liabilities:
     Deposits:
            Demand deposits                     $    27,842         243      3.49%      $     13,233             58       1.75%
            Passbook savings deposits                20,834         109      2.09%            23,186            127       2.19%
            Certificates of deposit                 144,418       2,080      5.76%           143,304          2,089       5.83%
                                                ------------   ---------                ------------   ------------
                  Total deposits                    193,094       2,432      5.04%           179,723          2,274       5.06%
     Advance from FHLB                               49,550         679      5.48%            33,979            488       5.74%
                                                ------------   ---------                ------------   ------------
            Total interest-bearing liabilities      242,644       3,111      5.13%           213,702          2,762       5.17%
Noninterest-bearing demand deposits                   8,518    =========                       7,268
Other noninterest-bearing liabilities                 2,947                                    2,635
                                                ------------                            ------------
            Total liabilities                       254,109                                  223,605
 Equity                                              41,240                                   46,541
                                                ------------                            ------------
            Total liabilities and equity        $   295,349                             $    270,146
                                                ============                            ============
Net interest-earning assets                     $    46,222                             $     50,226
                                                ============                            ============
Net interest income/interest rate spread                       $  2,314      2.38%                     $      2,344       2.57%
                                                               ========     =====                      ============    =======
Net interest margin                                                          3.20%                                        3.55%
                                                                            =====                      ============    =======
Ratio of average interest-earning assets
     to average interest-bearing liabilities                     119.05%                                     123.50%
                                                               ========                                ============
 (1) Includes FHLB stock.



                                                                              Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------------------
                                                                       1998                                    1997
                                                 ---------------------------------------    --------------------------------------
                                                                                 Average                                   Average
                                                      Average                     Yield/         Average                    Yield/
                                                      Balance         Interest     Cost          Balance       Interest     Cost
                                                  ------------       ---------    --------    ------------   ----------     -----
                                              (Dollars in Thousands)
Interest-earning assets:
     Loans receivable:

            Real estate mortgage loans             $   182,823    $    10,686     7.79%     $    164,962    $    9,831      7.95%

            Commercial business loans                   17,387          1,223     9.38%            9,873           704      9.51%

            Consumer and other loans                    17,534          1,244     9.46%           16,047         1,115      9.26%
                                                   -----------    -----------               ------------    ----------
                  Total loans                          217,744         13,153     8.05%          190,882        11,650      8.14%

     Mortgage-backed securities                         28,317          1,485     6.99%           33,232         1,778      7.13%

     Investment securities (1)                          11,759            550     6.24%           24,713         1,285      6.93%

     Other earning assets                               26,382          1,017     5.14%           10,817           383      4.72%
                                                   -----------    -----------               ------------    ----------
            Total interest-earning assets              284,202         16,205     7.60%          259,644        15,096      7.75%

Noninterest-earning assets                               6,466                                     5,877
                                                   -----------                              ------------
            Total Assets                           $   290,668                              $    265,521
                                                   ===========                              ============
Interest-bearing liabilities:
     Deposits:
            Demand deposits                        $    23,140            557     3.21%     $     13,375           179       1.78%

            Passbook savings deposits                   22,070            363     2.19%           23,679           387       2.18%

            Certificates of deposit                    143,328          6,127     5.70%          145,178         6,294       5.78%
                                                   -----------    -----------               ------------    ----------
                  Total deposits                       188,538          7,047     4.98%          182,232         6,860       5.02%

     Advance from FHLB                                  47,559          1,968     5.52%           27,322         1,152       5.62%
                                                   -----------    -----------               ------------    ----------
            Total interest-bearing liabilities         236,097          9,015     5.09%          209,554         8,012       5.10%

Noninterest-bearing demand deposits                      8,242                                     7,011

Other noninterest-bearing liabilities                    2,693                                     2,545
                                                   -----------                              ------------

            Total liabilities                          247,032                                   219,110

Equity                                                  43,636                                    46,411
                                                   -----------                              ------------
            Total liabilities and equity           $   290,668                              $    265,521
                                                   ===========                              ============
Net interest-earning assets                        $    48,105                              $     50,090
                                                   ===========                              ============
Net interest income/interest rate spread                          $     7,190     2.51%                     $    7,084      2.65%
                                                                  ===========     ====                      ==========      ====
Net interest margin                                                               3.37%                                     3.64%
                                                                                  ====                                      ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                           120.38%                                  123.90%
                                                                  ===========                               ==========
 (1) Includes FHLB stock.


RESULTS OF OPERATIONS

GENERAL - The Company reported net income of $520,000 for the three months ended September 30, 1998, compared to net income of $694,000 for the three months ended September 30, 1997. The $174,000, or 25.1%, decrease in net income for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, was due primarily to $165,000 in losses on investment securities held for trading compared to a $71,000 gain on investment securities held for trading in the same quarter of the prior year.

       The Company reported net income of $1.9 million for the nine months ended September 30, 1998, compared to net income of $2.1 million for the nine months ended September 30, 1997. The $178,000, or 8.5%, decrease in net income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was due primarily to $114,000 in losses on investment securities held for trading compared to a $95,000 gain on investment securities held for trading in the same period of the prior year.

NET INTEREST INCOME - Net interest income decreased slightly, by $30,000, or 1.3%, for the three months ended September 30, 1998, to $2.3 million, compared to $2.3 million for the three months ended September 30, 1997. The decrease was due to an increase in interest expense of $349,000, or 12.6%, which was partially offset by a $319,000, or 6.2%, increase in interest income. The increase in interest income was the result of a $24.9 million, or 9.4%, increase in the average balances of interest-earning assets which was partially offset by a 23 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $28.9 million, or 13.5%, increase in average interest-bearing liabilities which was partially offset by a 4 basis point decrease in the yield thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.38% and 3.20%, respectively, during the three months ended September 30, 1998 compared to 2.57% and 3.55%, respectively, for the comparable period in 1997. The average balance in non-interest bearing demand deposit accounts grew $1.3 million, or 17.2%, for the three months ended September 30, 1998 as compared to September 30, 1997.

       For the nine months ended September 30, 1998, net interest income increased $106,000, or 1.5%, to $7.2 million, compared to $7.1 million for the nine months ended September 30, 1997. The increase was due to a $1.1 million, or 7.3%, increase in interest income which was partially offset by an increase in interest expense of $1.0 million, or 12.5%. The increase in interest income was the result of a $24.6 million, or 9.5%, increase in the average balance of interest-earning assets which was partially offset by a 15 basis point decrease in the yield thereon. The increase in interest expense was the result of a $26.5 million, or 12.7%, increase in average interest-bearing liabilities which was partially offset by a 1 basis point decrease in the yield thereon. The Company's interest rate spread and net interest margin amounted to 2.51% and 3.37%, respectively, during the nine months ended September 30, 1998 compared to 2.65% and 3.64%, respectively, for the comparable period in 1997.

INTEREST INCOME - The Company's total interest income was $5.4 million for the three months ended September 30, 1998, compared to $5.1 million for the three months ended September 30, 1997. The reasons for the $319,000, or 6.2%, increase in interest income was a $336,000, or 8.3%, increase in interest income from loans and a $326,000 or 283.5%, increase in interest income from other earning assets, all of which were partially offset by a $114,000, or 19.9%, decrease in interest income from mortgage-backed securities, and a $229,000, or 62.4%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $19.6 million, or 9.8%, increase in the average balance of loans, which was partially offset by an 11 basis point decrease in the yield thereon. The decrease in interest income from investment securities was the result of a $12.3 million, or 56.9%, decrease in the average balance of investments together with an 86 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a $5.8 million, or 18.0%, decrease in the average balance of mortgage-backed securities, together with a decrease of 16 basis points in the yield thereon. The increase in interest income from other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $23.4 million increase in the average balance of other earning assets, together with a 63 basis point increase in the yield thereon.

       For the nine months ended September 30, 1998, the Company's total interest income was $16.2 million, compared to $15.1 million for the nine months ended September 30, 1997. The reasons for the $1.1 million, or 7.3%, increase in interest income was a $1.5 million, or 12.9%, increase in interest income from loans and a $634,000 or 165.5%, increase in interest income from other earning assets, all of which were partially offset by a $293,000, or 16.5%, decrease in interest income from mortgage-backed securities, and a $735,000, or 57.2%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $26.9 million, or 14.1%, increase in the average balance of loans, which was partially offset by a 9 basis point decrease in the yield thereon. The decrease in interest income from investment securities was the result of a $13.0 million, or 52.4%, decrease in the average balance of investments together with a 69 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a $4.9 million, or 14.8%, decrease in the average balance of mortgage-backed securities, together with a decrease of 14 basis points in the yield thereon. The increase in interest income from other earning assets was the result of a $15.6 million, or 143.9%, increase in the average balance of other earning assets, together with a 42 basis point increase in the yield thereon.

INTEREST EXPENSE - The Company's total interest expense was $3.1 million during the three months ended September 30, 1998, compared to $2.8 million for the three months ended September 30, 1997. The $349,000, or 12.6%, increase in interest expense was comprised of an increase of $191,000 in interest expense on advances from the FHLB, together with an increase of $158,000 in interest expense on deposits. The increase in interest expense on deposits was the result of an increase of $13.4 million, or 7.4%, in average balances in interest bearing deposits which was partially offset by a decrease of 2 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balances of $15.6 million, which was partially offset by a decrease of 26 basis points in the cost thereon.

       The Company's total interest expense was $9.0 million during the nine months ended September 30, 1998, compared to $8.0 million for the nine months ended September 30, 1997. The $1.0 million, or 12.5%, increase in interest expense was comprised of an increase of $816,000 in interest expense on advances from the FHLB, together with an increase of $187,000 in interest expense on deposits. The increase in interest expense on deposits was the result of an increase of $6.3 million, or 3.5%, in average balances in interest bearing deposits which was partially offset by a decrease of 4 basis points in the cost thereon. The increase in interest expense on advances from the FHLB was the result of an increase in the average balances of $20.2 million which was partially offset by a decrease of 10 basis points in the cost thereon.

PROVISION FOR LOAN LOSSES - There was no provision for loan losses for the three months ended September 30, 1998, compared to $45,000 for the same period in 1997. The Company's non-performing assets amounted to .07% of total assets at September 30, 1998 compared to .22% at December 31, 1997. In addition, the ratio of the Bank's allowance for loan losses to non-performing loans and troubled debt restructurings was 409.60% at September 30, 1998 compared to 297.09% at December 31, 1997. During the three months ended September 30, 1998, the Company charged-off $213,000 of loans and recovered $82,000 of loans previously charged-off.

       The provision for loan losses for the nine months ended September 30, 1998 was $90,000, compared to $135,000 for the same period in 1997. During the nine months ended September 30, 1997, the Company charged-off $297,000 of loans and recovered $135,000 of loans previously charged-off.

NON-INTEREST INCOME - Non-interest income decreased $163,000 or 49.8%, for the three months ended September 30, 1998 to $164,000, compared to $327,000 for the three months ended September 30, 1997. Such decrease was due primarily to $165,000 in losses on investment securities held for trading compared to a $71,000 gain on investment securities held for trading in the same quarter of the prior year. The decrease in non-interest income was partially offset by a $48,000 gain on the sale of fixed-rate residential loans and an increase of $33,000 in deposit fees and charges. The gain from the sale of loans reflects the Company's decision to sell certain newly originated fixed rate mortgage loans. The investment gains and losses are related to the Company's trading portfolio.

       Non-interest income remained relatively constant for the nine months ended September 30, 1998 at $848,000, compared to $849,000 for the nine months ended September 30, 1997. The slight decrease was the result of $114,000 in losses on investment securities held for trading compared to a $95,000 gain on investment securities held for trading in the same quarter of the prior year. The decrease in non-interest income was offset by a $176,000 increase in gain on the sale of fixed-rate residential loans and an increase of $40,000 in deposit fees and charges.

NON-INTEREST EXPENSE - Non-interest expense increased $78,000, or 5.0%, for the three months ended September 30, 1998, to $1.6 million, compared to $1.6 million for the three months ended September 30, 1997. The primary reasons for such increase were a $29,000, or 3.5%, increase in salaries and employee benefits, a $24,000, or 28.9%, increase in depreciation, and a $20,000 increase in the net cost of real estate owned. The increase in salaries and employee benefits reflect an increase in retail staffing, including the New Iberia branch office, which was opened in the third quarter of 1997, additional staff for commercial loan origination functions, all of which was slightly offset by a quarterly decrease in the cost of the Company's employee stock ownership plan, which generally requires the Company to record expenses based on the current market value of the Company's stock. The average price of the Company's stock was $20.151 for the quarter ended September 30, 1998, compared to $21.474 for the quarter ended September 30, 1997.

       Non-interest expense increased $324,000, or 7.0%, for the nine months ended September 30, 1998, to $4.9 million, compared to $4.6 million for the nine months ended September 30, 1997. The primary reasons for such increase were a $194,000, or 8.2%, increase in salaries and employee benefits, a $51,000, or 21.9%, increase in depreciation, and a $60,000, or 26.3%, increase in bank share and franchise tax expense. The average price of the Company's stock was $21.922 for the nine months ended September 30, 1998, compared to $18.483 for the nine months ended September 30, 1997.

INCOME TAXES - Income tax expense was $310,000 for the three months ended September 30, 1998, compared to $362,000 for the three months ended September 30, 1997. The $52,000, or 14.4%, decrease was due to a $226,000, or 21.4%, decrease in income before taxes which was partially offset by a slightly higher effective income tax rate for the quarter ended September 30, 1998.

       Income tax expense was $1.1 million for the nine months ended September 30, 1998 and 1997. The $4,000, or .04% increase was due to a slightly higher effective income tax rate for the nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock and amortization, prepayments and maturities from its loan portfolio, and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company, through its subsidiary Bank, has the ability to borrow up to approximately $98.9 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans under an existing blanket collateral agreement, and by Federal Home Loan Bank Stock. Additionally, it has the ability to borrow up to approximately $24.2 million from the FHLB of Dallas, using securities available for collateral under a separate agreement. At September 30, 1998, the Company had $41.7 million of outstanding advances from the FHLB of Dallas, and no other borrowings.

       Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At September 30, 1998, the total approved commitments to extend credit amounted to $32.7 million. At that same date, certificates of deposit scheduled to mature in one year or less totaled $72.4 million. Management believes that a significant portion of maturing deposits will stay with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.


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


CAPITAL ADEQUACY

       Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 1998, the Bank complied with all applicable regulatory capital requirements.

       The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1998.

                                            Required                        Actual                         Excess
                                    ------------------------        -----------------------         --------------------
                                    Percent           Amount        Percent          Amount         Percent       Amount
                                    -------        ---------        -------       ---------         -------     ---------
Tier I leverage capital ratios       4.00%         $  11,292         8.05%        $  22,720           4.05%     $  11,428

Risk-based capital ratios:

      Tier I                         4.00%         $   6,029        15.07%        $  22,720          11.07%     $  16,691

      Total                          8.00%         $  12,058        16.33%        $  24,616           8.33%     $  12,558


       The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consist of its investment in the Bank, the Company's loan to the Bank's ESOP and interest bearing deposits, and its sources of income consists primarily of earnings from such deposits as well as any dividends from the Bank. The expenses expected to be incurred by the Company will relate to its reporting obligations under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and related expenses as a publicly traded company. The Bank regularly reimburses the Company for all such expenses.

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



                                       ACADIANA BANCSHARES, INC.


Date:  November 13, 1998
                                       By: /s/ GERALD G. REAUX, JR.
                                          -----------------------------------
                                          Gerald G. Reaux, Jr., President and
                                          Chief Executive Officer


Date:  November 13, 1998
                                       By: /s/ EMILE E. SOULIER, III
                                          -----------------------------------
                                          Emile E. Soulier, III, Vice-President
                                          and Chief Financial Officer