Form 10-K405
period 1998-12-31
ACADIANA BANCSHARES INC /LA
filed 1999-03-31
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ______TO_____________

                           COMMISSION FILE NO: 1-14364

                            ACADIANA BANCSHARES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       LOUISIANA                                         72-1317124
       ---------------------------------           ----------------------
       (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

       101 WEST VERMILION STREET
       LAFAYETTE, LOUISIANA                                 70501
       ---------------------------------                 ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 19, 1999, the aggregate market value of the 1,450,299 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 290,893 shares held by all directors and officers of the Registrant as a group, was approximately $26.1 million. This figure is based on the closing sale price of $18.00 per share of the Registrant's Common Stock on March 19, 1999.

Number of shares of Common Stock outstanding as of December 31, 1998: 1,820,492

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS.

GENERAL

       Acadiana Bancshares, Inc., (the "Company") is a Louisiana corporation organized in February 1996 by LBA Savings Bank (the "Bank", or the "Savings Bank") for the purpose of acquiring all of the capital stock of the Bank to be issued by the Bank in the conversion (the "Conversion") of the Bank to stock form, which was completed on July 15, 1996. The only significant asset of the Company is the capital stock of the Bank. The Company's common stock trades on the AMEX under the symbol "ANA." At December 31, 1998, the Company had total assets of $282.1 million, total deposits of $200.6 million, and stockholders' equity of $32.2 million.

       The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is a Savings Association Insurance Fund ("SAIF") -insured, Louisiana chartered, stock savings bank conducting business from its main office and three branch offices located in Lafayette, Louisiana, one branch office located in New Iberia, Louisiana and one loan production office in Eunice, Louisiana. The Company's executive office is located at 101 West Vermilion Street, Lafayette, Louisiana, 70501, and its telephone number is (318) 232-4631.

       Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. At December 31, 1998, the Company's loan portfolio totaled $225.8 million, or 80.0% of the Company's assets. In addition to its lending activities, the Company also invests in mortgage-backed securities and investment securities. The Company's investment securities portfolio amounted to $15.0 million, or 5.3% of total assets and its mortgage-backed securities portfolio totaled $23.8 million, or 8.4% of the Company's total assets at December 31, 1998. At December 31, 1998, the Company had total deposits of $200.6 million, of which $59.6 million, or 29.7% consisted of core deposits which include savings deposits, money market deposits ("MMDA"), negotiable order of withdrawal ("NOW") and noninterest-bearing accounts and $141.0 million, or 70.3%, consisted of certificates of deposit, including $37.5 million of deposit accounts equal to or exceeding $100,000. Traditionally, the Company's principal source of funds has come from deposits; however, FHLB borrowings provide the Company with an alternative source of funds compared to raising deposits in the local market. The Company, like many other financial institutions, has experienced increasing difficulty in attracting net new deposits in amounts necessary to fully fund new loan demand. The FHLB has provided an important funding source that, when used together with deposits, is expected to be an adequate source of funds to meet anticipated loan demand. At December 31, 1998, borrowings from the FHLB totaled $47.2 million, or 16.7% of total assets at such date.

       Stockholders' equity provides a permanent source of funding to the Company, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At December 31, 1998, stockholders' equity totaled $32.2 million, or 11.4% of total assets at such date. Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. At December 31, 1998, the Company and the Bank significantly exceeded all regulatory capital ratio requirements.

Lending Activities

       Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                           At December 31,
                                            ------------------------------------------------------------------------------
        (Dollars in Thousands)                      1998                        1997                        1996
                                            ----------------------      ----------------------      ----------------------
                                                           Percent                     Percent                     Percent
                                             Balance      of Total       Balance      of Total       Balance      of Total
                                            ---------     --------      ---------     --------      ---------     --------
Type of loan:
     Real estate loans:
       Residential single family            $ 168,533       74.65%      $ 169,637       79.70%      $ 142,833       78.17%
       Construction                            11,651        5.16           9,301        4.37          10,565        5.78
       Multi-family residential                   481        0.21             546        0.26             862        0.47
       Commercial and other real estate         9,371        4.15           9,363        4.40          12,873        7.05
                                            ---------      ------       ---------      ------       ---------      ------
Total real estate loans                       190,036       84.17         188,847       88.73         167,133       91.47
                                            ---------      ------       ---------      ------       ---------      ------
     Non-real estate loans:
       Consumer                                21,388        9.48          16,355        7.67          16,859        9.23
       Commercial business                     23,143       10.25          15,400        7.24           7,363        4.03
                                            ---------      ------       ---------      ------       ---------      ------
Total non-real estate loans                    44,531       19.73          31,755       14.91          24,222       13.26
                                            ---------      ------       ---------      ------       ---------      ------
Total loans                                   234,567      103.90         220,602      103.64         191,355      104.73
Less:
     Undisbursed loan funds                     5,789        2.56           4,629        2.17           5,899        3.23
     Unearned discounts                           (57)      (0.03)           (162)      (0.08)           (331)      (0.18)
     Allowance for loan losses                  2,726        1.21           2,760        1.30           2,592        1.42
     Net deferred fees (cost)                     357        0.16             535        0.25             471        0.26
                                            ---------      ------       ---------      ------       ---------      ------
Total loans, net                            $ 225,752      100.00%      $ 212,840      100.00%      $ 182,724      100.00%
                                            =========      ======       =========      ======       =========      ======

                                                              At December 31,
                                            -------------------------------------------------
        (Dollars in Thousands)                      1995                        1994
                                            ----------------------      ---------------------
                                                           Percent                    Percent
                                             Balance      of Total       Balance     of Total
                                            ---------     --------      ---------    --------
Type of loan:
     Real estate loans:
       Residential single family            $ 127,656       80.96%      $ 120,483      79.71%
       Construction                             7,304        4.63           6,908       4.57
       Multi-family residential                 1,202        0.76           1,638       1.08
       Commercial and other real estate        13,370        8.48          13,505       8.93
                                            ---------      ------       ---------     ------
Total real estate loans                       149,532       94.83         142,534      94.29
                                            ---------      ------       ---------     ------
     Non-real estate loans:
       Consumer                                13,704        8.69          12,749       8.43
       Commercial business                      1,358        0.86           1,479       0.98
                                            ---------      ------       ---------     ------
Total non-real estate loans                    15,062        9.55          14,228       9.41
                                            ---------      ------       ---------     ------
Total loans                                   164,594      104.38         156,762     103.70
Less:
     Undisbursed loan funds                     4,292        2.72           3,593       2.37
     Unearned discounts                          (206)      (0.13)            498       0.33
     Allowance for loan losses                  2,329        1.48           1,087       0.72
     Net deferred fees (cost)                     488        0.31             423       0.28
                                            ---------      ------       ---------     ------
Total loans, net                            $ 157,691      100.00%      $ 151,161     100.00%
                                            =========      ======       =========     ======

       Contractual Maturities. The following table sets forth the time to contractual maturity of the Company's loan portfolio at December 31, 1998.

                                                                       Over One
                                                  Less than           Through Five          Over Five
                                                   One Year              Years                Years                 Total
                                               -----------------    -----------------    -----------------    -----------------
                                                                                (In Thousands)
Residential single-family mortgage loans        $        26,599      $        60,118      $        81,816      $       168,533
Multi-family residential                                    211                  188                   82                  481
Commerical and other real estate                          4,138                4,413                  820                9,371
Construction loans                                       11,651                    -                    -               11,651
Commercial business loans                                10,443                5,848                6,852               23,143
All Other loans                                           7,744                9,517                4,127               21,388
                                               -----------------    -----------------    -----------------    -----------------
Total                                           $        60,786      $        80,084      $        93,697      $       234,567
                                               =================    =================    ================     =================

       The following table sets forth the dollar amount at December 31, 1998 of all loans maturing after December 31, 1999 by fixed and adjustable interest rates.

                                                                          Fixed             Adjustable
                                                                          Rates                Rates
                                                                    -----------------    -----------------
                                                                               (In thousands)
Loans secured by 1-4 family residential property                     $        83,077      $        58,857
All other loans secured by real estate                                         1,737                3,766
All other loans                                                               13,765               12,579
                                                                    -----------------    -----------------
                                                                     $        98,579      $        75,202
                                                                    -----------------    -----------------

       Contractual maturities of the company's loan portfolio do not reflect the expected timing of loan repayments. The average life of its loans is substantially less than contractual terms because of loan prepayments and due on sale clauses. Prepayments occur when loan repayments are made before they are contractually due. Prepayment amounts are expected to be higher when competing loan rates are lower than actual loan rates. Prepayment amounts are expected to be lower when competing loan rates are higher than actual loan rates. A due-on-sale clause requires a loan to be paid in full upon sale of the underlying collateral.

       Loan Origination and Sales Activity. The table below sets forth the Company's total loan origination and loan reduction experience during the periods indicated. The Company historically has not made any loan purchases.

                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------------------
             (In Thousands)                                     1998                     1997                     1996
                                                        ----------------------   ----------------------   ---------------------
Loans receivable, net beginning of period                $            212,840     $            182,724     $           157,691
Loan originations:
     Residential single-family                                         41,007                   36,688                  27,612
     Construction loans                                                15,306                   17,375                  20,059
     Multi-family residential                                               -                        -                       -
     Commercial and other real estate                                       -                        -                      15
     Commercial business                                               32,750                   18,803                   7,334
     Consumer                                                          14,412                   10,762                  13,078
                                                        ----------------------   ----------------------   ---------------------
         Total loan originations                                      103,475                   83,628                  68,098
                                                        ----------------------   ----------------------   ---------------------
Loan reductions:
     Loan sales                                                       (19,479)                    (878)                 (6,460)
     Principal repayments                                             (64,838)                 (53,168)                (34,611)
     Other changes, net (1)                                            (6,246)                     534                  (1,994)
                                                        ----------------------   ----------------------   ---------------------
         Total loan reductions                                        (90,563)                 (53,512)                (43,065)
                                                        ----------------------   ----------------------   ---------------------
Loans receivable, net end of period                      $            225,752     $            212,840     $           182,724
                                                        ======================   ======================   =====================

(1) Includes changes in net deferred loan fees, allowance for loan losses, unearned discounts and loans in process.

       The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Company's mortgage officers, while the Company's designated consumer lenders have primary responsibility for taking consumer loan applications, and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Company's loan originators will take loan applications at any of the Company's offices and, on occasion, outside of the Company's offices at the customer's convenience. The process of underwriting loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized in the Company's main office. The Company's commercial loan officers are responsible for overseeing the underwriting of all commercial business and commercial real estate loans. The Company generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Company's Board of Directors. The Company requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

       Applications for real estate mortgage loans, construction loans and commercial business loans must be reviewed and approved by appropriate Loan Officers, the Loan Committee of the Company's Board of Directors, and the full Board of Directors, depending on the amount of the request. Unsecured consumer loans in amounts up to $25,000 and secured consumer loans in amounts up to $50,000 may be approved by designated senior loan officers of the Company. The Company's Commercial Lending Manager has authority to approve secured commercial business loans in amounts up to $100,000. The Company's President and Chief Executive Officer has authority to approve loans in amounts up to $250,000. Loans exceeding the above-described amounts but which are less than $500,000 must be approved by the Loan Committee of the Company's Board of Directors. Loans in excess of $500,000 must be reviewed and approved by the full Board of Directors of the Company.

       Single-Family Residential Loans. Substantially all of the Company's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Company's single-family residential mortgage loans are secured by properties located in Lafayette, Louisiana and the Louisiana parishes immediately contiguous to Lafayette Parish, and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As of December 31, 1998, $168.5 million, or 74.7%, of the Company's total loan portfolio consisted of single-family residential mortgage loans.

       The Company's residential mortgage loans either have fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FNMA and the FHLMC, and other investors in the secondary market for single-family residential mortgages. At December 31, 1998, $87.2 million, or 51.7%, of the Company's single-family residential mortgage loans were fixed-rate loans. At December 31, 1998, the weighted average remaining term to maturity of the Company's fixed-rate, single-family residential mortgage loans was approximately 18 years. Substantially all of the Company's fixed-rate, single family residential mortgage loans contain due-on-sale clauses, which permit the Company to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Company enforces such due-on-sale clauses.

       The adjustable-rate loans currently offered by the Company have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index (the primary index utilized by the Company is the United States Treasury securities adjusted to a constant maturity of one year), plus a stipulated margin. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. From time-to-time, based on prevailing market conditions, the Company may offer adjustable-rate loans with "teaser" rates, i.e., initial rates below the fully indexed rate. At December 31, 1998, the weighted average remaining term to maturity of the Company's adjustable-rate, single-family residential mortgage loans was approximately 25 years. At December 31, 1998, $81.3 million or 48.3%, of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

       Commercial and Other Real Estate Loans and Multi-Family Residential Loans. At December 31, 1998, the Company had $9.4 million in outstanding loans secured by commercial and other real estate. Such commercial and other real estate loans, which comprised 4.2% of the Company's total loan portfolio at December 31, 1998, are secured primarily by office and other commercial buildings, retail and manufacturing properties and church properties. None of the Company's commercial and other real estate loans were non-performing loans at such date.

       The Company's commercial real estate loans generally are one-year adjustable rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Company's underwriting standards generally provide for terms of up to ten years, with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Company obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

       At December 31, 1998, the Company had $0.5 million of multi-family residential real estate loans. The Company has not originated any new multi-family residential loans during the past three years, and does not anticipate becoming an active originator of multi-family residential loans.

       The Company evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Company has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 150%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed or certified appraiser (generally Master Appraisal Institute ("MAI") certified) commissioned by the company to substantiate values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Company prior to the approval of the loan. On occasion, the Company also retains a second independent appraiser to review an appraisal report.

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

       Construction Loans. Substantially all of the Company's construction loans have consisted of loans to construct single-family residences. As of December 31, 1998, the Company's construction loans amounted to $11.7 million, or 5.2% of the Company's total loan portfolio.

       The Company makes construction loans both to individuals and to builders. Construction loans made to individuals for one-to-four family residences normally are construction/permanent loans which provide for the payment of interest during the construction period, after which the loan converts to a permanent loan at fixed or adjustable interest rates with monthly amortization of principal and interest. Construction loans to individuals for single-family residential properties generally have a maximum LTV ratio of 80% of the sales price or appraised value of the property, whichever is less. Higher ratios require PMI. The Company originated $13.4 million of single-family construction loans to individuals during the year ended December 31, 1998.

       The Company's policies permit loans to builders constructing single-family residential properties on a speculative basis; however, such policies generally limit a builder to two such loans. Other builder loans are made to finance construction of residences, which have been pre-sold prior to loan closing. Loans made to builders generally require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Construction loans to builders made on a speculative basis are generally limited to 85% of the appraised value of the property. The Company originated $1.9 million in single-family construction loans to builders during the year ended December 31, 1998.

       Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project periodically is inspected by an independent inspector.

       Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use. As of December 31, 1998, none of the Company's construction loans were considered non-performing.

       Consumer Loans. The Company offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1998, $21.4 million, or 9.5% of the Company's total loan portfolio was comprised of consumer loans. The Company originates substantially all of such loans in its primary market area.

       Origination of consumer loans by the Company amounted to $14.4 million in 1998 compared to $10.8 million and $13.1 million in 1997 and 1996, respectively. During 1996, the Company discontinued its indirect automobile loan origination program, which it had initiated during 1995. Indirect automobile loans originated accounted for approximately 43.6% and 39.3% of the Company's total consumer loans originated during 1996 and 1995, respectively. Although applications for such loans were taken by employees of the dealer, the loans were made pursuant to the Company's underwriting standards using the Company's documentation, and all such indirect loans had to be approved by a loan officer of the Company before disbursement of loan proceeds.

       Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer-lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer finance loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. As of December 31, 1998, $50,000, or 0.2% of the Company's total consumer loans were considered non-performing.

       Commercial Business Loans. At December 31, 1998, the Company's commercial business loans amounted to $23.1 million, or 10.3% of the Company's total loan portfolio. Prior to 1996, the Company had not been an active originator of commercial business loans.

       The Company concentrates its commercial lending activities among small- to mid-size businesses in Lafayette, Louisiana and contiguous parishes in a manner consistent with its current underwriting standards. Commercial business lending generally involves more credit risk than traditional, single-family residential mortgage lending. Origination of commercial business loans by the Company amounted to $32.8 million in 1998, compared to $18.8 million, and $7.3 million in 1997 and 1996, respectively.

       Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of
1990 (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under the LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of a savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through
(iv). Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 1998, the Company's limit on loans-to-one borrower under LSBA was approximately $4.0 million. At December 31, 1998, the Company's five largest loans or groups of loans-to-one borrower ranged from $1.1 million to $2.5 million and all such loans were performing in accordance with their terms.

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

       Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more.

       Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Pursuant to Statement of Procedure ("SOP") 92-3 issued by the American Institute of Certified Public Accountants ("AICPA") in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a refutable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

       Under GAAP, the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings". In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Company had $490,000 of loans deemed troubled debt restructurings as of December 31, 1998. The interest income that would have been recognized if those loans had been current with their original terms was approximately $111,000 for the year ended December 31, 1998. Interest income totaling $62,000 was included in income for the year ended December 31, 1998.

       Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts, which are past due.

                                                                               At December 31, 1998
                                                 ---------------------------------------------------------------------------------
                                                               30-59 Days                                60-89 Days
                                                 ---------------------------------------   ---------------------------------------
                                                                         Percent of                                Percent of
                                                      Amount           Loan Category            Amount           Loan Category
                                                 -----------------   -------------------   -----------------   -------------------
                                                                              (Dollars in Thousands)
Mortgage loans:
     Residential:
       Single family                              $           339                  0.20%    $           132                  0.08%
       Multi-family                                             -                  0.00%                  -                  0.00%
       Commercial and other real estate                         -                  0.00%                  -                  0.00%
       Construction                                             -                  0.00%                  -                  0.00%
       Consumer                                               182                  0.85%                 46                  0.22%
       Commercial business                                     47                  0.20%                  -                  0.00%
                                                 -----------------   -------------------   -----------------   -------------------
             Total                                $           568                  1.26%    $           178                  0.29%
                                                 =================   ===================   =================   ===================

       Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans, other real estate owned, and non-performing investments in real estate at the dates indicated.

                                                                                   At December 31,
                                                   --------------------------------------------------------------------------------
                                                       1998            1997             1996             1995            1994
                                                   -------------   --------------   -------------    -------------   --------------
                                                                               (Dollars in Thousands)
Accruing loans 90 days or more past due:
      Residential single-family                     $         -     $          -     $         -      $         -     $        377
      Construction                                            -                -               -                -                -
      Multi-family residential                                -                -               -                -                -
      Commercial and other real estate                        -                -               -                -                -
      Consumer                                                -                -               -                -               96
      Commercial business                                     -                -               -                -                -
                                                   -------------   --------------   -------------    -------------   --------------
        Total accruing loans                                  -                -               -                -              473
                                                   -------------   --------------   -------------    -------------   --------------
Non-accrual loans:
      Residential single-family                             140              285             632              527               72
      Construction                                            -                -               -                -                -
      Multi-family residential                                -                -               -                -                -
      Commercial and other real estate                        -                -             145              197                -
      Consumer                                               50              129              96               16               21
      Commercial business                                     -                -               -                -                -
                                                   -------------   --------------   -------------    -------------   --------------
        Total non-accrual loans                             190              414             873              740               93
                                                   -------------   --------------   -------------    -------------   --------------
Total non-performing loans                                  190              414             873              740              566
                                                   -------------   --------------   -------------    -------------   --------------
Other real estate owned, and repossessed assets               7              204              75              845            2,449
                                                   -------------   --------------   -------------    -------------   --------------
Total non-performing assets                         $       197     $        618     $       948      $     1,585     $      3,015
                                                   =============   ==============   =============    =============   ==============

Performing troubled debt restructurings             $       490     $        515     $       536      $       878     $        954
                                                   =============   ==============   =============    =============   ==============

Total non-performing assets and troubled debt
    restructuings                                   $       687     $      1,133     $     1,484      $     2,463     $      3,969
                                                   =============   ==============   =============    =============   ==============


Non-performing assets to total loans                       0.08%            0.29%           0.52%            0.96%            1.92%
Non-performing assets to total assets                      0.07             0.22            0.36             0.70             1.35
Non-performing loans to total loans                        0.08             0.19            0.48             0.45             0.36
Non-performing loans to total assets                       0.07             0.15            0.33             0.33             0.25
Total non-performing assets and troubled debt
    restructurings to total assets                         0.24             0.41            0.56             1.09             1.78

       Other Classified Assets. Federal regulations require that the Company classify its assets on a regular basis. In addition, concerning examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard,", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

       At December 31, 1998, the Company had $1.4 million of assets classified substandard and no assets classified as doubtful or loss. At such date, the aggregate of the Company's classified assets amounted to 0.5% of total assets.

       Potential Problem Loans. The Company has identified a group of residential mortgage loans which were originated under its discontinued program of making loans to facilitate the sale of real estate owned, and which, at December 31, 1998, totaled $3.4 million, or 1.4%, of the Company's gross loan portfolio. Loans in this portfolio were originated at 90% to 100% of collateral value, without credit enhancements such as private mortgage insurance. Although the portfolio is not currently demonstrating credit problems evidenced by delinquent loan payments, the Company recognizes that these loans are secured primarily by residential real estate, which generally became severely depressed during the most recent economic downturn. In that regard, the Company has serious concerns that the collateral values would again become severely adversely affected in the next economic downturn. Accordingly, the Company believes the relative credit risk with regard to this group of loans to be higher than that of its other residential mortgage loans, taken as a whole.

       Also, during 1995, the Company commenced a program of originating automobile loans indirectly through a network of approximately 12 new and used automobile dealers located in Lafayette, Louisiana, and in nearby parishes. Although the Company determined to discontinue this program ( see "Business - Consumer Loans") in 1996, the outstanding portfolio totaled $2.4 million at December 31, 1998, or 1.1% of the Company's net loans. This group of loans has demonstrated much higher delinquency ratios than that of the Company's other secured consumer loans. Several of the loans in this portfolio demonstrated serious credit problems such as first payment default. In addition, the Company's experience indicates that the collateral values securing those loans, which became delinquent, are generally insufficient to cover the amounts due the Company. Accordingly, the Company believes this indirect loan portfolio has higher relative credit risks than that of its other consumer loans, taken as a whole.

       Allowance for Loan Losses. The Company's policy is to establish reserves for estimated losses on loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income. As shown in the table below, at December 31, 1998, the Company's allowance for loan losses amounted to 400.88% and 1.16% of the Company's non-performing loans and troubled debt restructurings, and gross loans, respectively.

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

                                                                              Years Ended December 31,
                                                    ----------------------------------------------------------------------------
         (Dollars in Thousands)                         1998            1997            1996            1995            1994
                                                    ------------    ------------    ------------    ------------    ------------
Balance, beginning of period                         $    2,760      $    2,592      $    2,329      $    1,087      $    1,015
Provision for loan losses                                    90             180             355           1,274              63
Charge-offs:
      Residential single-family                             (40)            (14)              -             (70)            (37)
      Construction                                            -               -               -               -               -
      Multi-family residential                                -               -               -              (7)              -
      Commercial and other real estate                        -               -             (67)              -               -
      Commercial business                                  (169)              -               -               -             (11)
      Consumer                                             (104)           (221)           (210)            (50)           (135)
                                                    ------------    ------------    ------------    ------------    ------------
        Total charge-offs                                  (313)           (235)           (277)           (127)           (183)
                                                    ------------    ------------    ------------    ------------    ------------
Recoveries:
      Residential single-family                              36              76              87              10              72
      Construction                                            -               -               -               -               -
      Multi-family residential                                -               -               -               -               -
      Commercial and other real estate                        -              56              10               -              55
      Commercial business                                    22               -               -               -               -
      Consumer                                              131              91              88              85              65
                                                    ------------    ------------    ------------    ------------    ------------
        Total recoveries                                    189             223             185              95             192
                                                    ------------    ------------    ------------    ------------    ------------
Net (charge-offs) / recoveries                             (124)            (12)            (92)            (32)              9
                                                    ------------    ------------    ------------    ------------    ------------
Balance, end of period                                    2,726           2,760           2,592           2,329           1,087
                                                    ============    ============    ============    ============    ============
Allowance for loan losses to total non-
      performing loans and troubled debt
      restructurings at end of period                    400.88%         297.09%         183.96%         143.94%          71.51%
                                                    ============    ============    ============    ============    ============
Allowance for loan losses to
      total loans at end of period                         1.16%           1.25%           1.35%           1.41%           0.69%
                                                    ============    ============    ============    ============    ============
Net (charge-offs) / recoveries to
      average loans outstanding                          (0.06)%         (0.01)%         (0.05)%         (0.02)%           0.01%
                                                    ============    ============    ============    ============    ============

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

                                                                       At December 31,
                                          ---------------------------------------------------------------------------
     (Dollars in Thousands)                              Percent                   Percent                   Percent
                                                        of Loans                  of Loans                  of Loans
                                             1998       to Gross       1997       to Gross       1996       to Gross
                                            Amount        Loans       Amount       Loans        Amount       Loans
                                          ----------   ----------   ----------   ----------   ----------   ----------
Real estate loans:
       Residential single family           $  1,591        71.85%    $  1,739        76.90%    $  1,565        74.64%
       Construction                              80         4.97%          64         4.22%          58         5.52%
       Multi-family residential                   3         8.31%           5         0.25%           7         0.45%
       Commercial and other real estate         397         4.00%         350         4.24%         460         6.73%
                                          ----------   ----------   ----------   ----------   ----------   ----------
Total real estate loans                       2,071        81.02%       2,158        85.61%       2,090        87.34%
                                          ----------   ----------   ----------   ----------   ----------   ----------
Non-real estate loans:
       Commercial business                      346         9.12%         274         6.98%         163         3.85%
       Consumer                                 309         9.86%         328         7.41%         339         8.81%
                                          ----------   ----------   ----------   ----------   ----------   ----------
Total non-real estate loans                     655        18.98%         602        14.39%         502        12.66%
                                          ----------   ----------   ----------   ----------   ----------   ----------
Total allowance for loans                  $  2,726       100.00%    $  2,760       100.00%    $  2,592       100.00%
                                          ==========   ==========   ==========   ==========   ==========   ==========

                                                            At December 31,
                                          -------------------------------------------------
     (Dollars in Thousands)                              Percent                   Percent
                                                        of Loans                  of Loans
                                             1995       to Gross       1994       to Gross
                                            Amount       Loans        Amount       Loans
                                          ----------   ----------   ----------   ----------
Real estate loans:
       Residential single family           $  1,773        77.55%    $    597        76.86%
       Construction                              22         4.44%          15         4.41%
       Multi-family residential                  80         0.73%          30         1.04%
       Commercial and other real estate         331         8.13%         277         8.62%
                                          ----------   ----------   ----------   ----------
Total real estate loans                       2,206        90.85%         919        90.93%
                                          ----------   ----------   ----------   ----------
Non-real estate loans:
       Commercial business                       26         0.82%           -         0.94%
       Consumer                                  97         8.33%         168         8.13%
                                          ----------   ----------   ----------   ----------
Total non-real estate loans                     123         9.15%         168        9.07%
                                          ----------   ----------   ----------   ----------
Total allowance for loans                  $  2,329       100.00%    $  1,087       100.00%
                                          ==========   ==========   ==========   ==========

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

INVESTMENT ACTIVITIES

       General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Company after interest on loans. The Company's Board of Directors has authorized investments in U.S. Government and agency securities, obligations of the FHLB, and mortgage-backed securities issued by FNMA, FHLMC and certain highly related private issues. The Company's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. On December 31, 1998, the Company's mortgage-backed securities and investment securities portfolio amounted to $23.8 million and $15.0 million, respectively. At such date, the Company had an unrealized gain of $258,000, net of deferred taxes, with respect to its securities available for sale.

       Mortgage-Backed Securities. As of December 31, 1998, the Company's mortgage-backed securities amounted to $23.8 million, or 8.4%, of total assets. The Company's mortgage-backed securities portfolio provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

       The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs, which limit is currently $227,150.

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

       The Company's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities, which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and thus contain a high degree of interest rate risk. At December 31, 1998, the Company's investment in CMOs amounted to $11.2 million, or 4.0% of total assets, all of which consisted of regular interests. As of December 31, 1998, the Company's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

       As of December 31, 1998, $12.4 million of the Company's mortgage-backed securities were classified as held to maturity and $11.4 million were classified as available for sale. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

       At December 31, 1998, the weighted average contractual maturity of the Company's fixed-rate mortgage-backed securities was approximately 10.8 years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

       During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. During periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages are more than the prevailing interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At December 31, 1998, of the $23.8 million of mortgage-backed securities, an aggregate of $11.4 million were secured by fixed-rate securities and classified as available for sale, and an aggregate of $12.4 million were secured by adjustable-rate securities and classified as held to maturity.

       The following table sets forth certain information regarding the Company's mortgage-backed securities at the dates indicated.

                                                                    December 31,
                                    ---------------------------------------------------------------------------
                                              1998                      1997                      1996
                                    -----------------------   -----------------------   -----------------------
                                     Available     Held to     Available     Held to     Available    Held to
                                     for Sale     Maturity     for Sale     Maturity     for Sale     Maturity
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (In Thousands)
Mortgage-backed securities:
        FHLMC                        $  2,596     $    616     $  5,463     $    750     $  6,853     $    822
        FNMA                            7,223          185       10,487          206       12,449          232
        GNMA                            1,165          828        1,399        1,121        1,776        1,320
        FNMA CMO                          425        4,736          497        4,736          488        4,733
        FHLMC CMO                         -          5,995          -          5,993          -          5,980
                                    ----------   ----------   ----------   ----------   ----------   ----------
Total mortgage-backed securities     $ 11,409     $ 12,360     $ 17,846     $ 12,806     $ 21,566     $ 13,087
                                    ==========   ==========   ==========   ==========   ==========   ==========

       Investment Securities. The Company's investments in investment securities consist primarily of securities issued by the U.S. Treasury and federal government agency obligations. As of December 31, 1998, the Company's entire portfolio of investment securities was classified as available for sale and amounted to $15.0 million, net of gross unrealized gains of $49,000. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding ten years. As of December 31, 1998, the estimated weighted average life of the Company's investment securities portfolio was 1.9 years.

       The following table sets forth certain information regarding the Company's investment securities at the dates indicated.

                                                                    December 31,
                                    ---------------------------------------------------------------------------
                                              1998                      1997                      1996
                                    -----------------------   -----------------------   -----------------------
                                     Carrying      Market      Carrying      Market      Carrying      Market
                                       Value        Value        Value        Value        Value        Value
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (In Thousands)
U.S. Government and federal
        agency obligations           $  8,973     $  8,973     $ 11,021     $ 11,021     $ 20,524     $ 20,524
Commercial paper                        5,992        5,992          -            -            -            -
                                    ----------   ----------   ----------   ----------   ----------   ----------
        Subtotal                       14,965       14,965       11,021       11,021       20,524       20,524
Marketable equity securities               30           30           23           23           15           15
                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total                        $ 14,995     $ 14,995     $ 11,044     $ 11,044     $ 20,539     $ 20,539
                                    ==========   ==========   ==========   ==========   ==========   ==========

The following table sets forth certain information regarding the maturities of the Company's investment securities at December 31, 1998.

                                                                      Contractually Maturing
                               -----------------------------------------------------------------------------------------------------
                                             Weighted                  Weighted                  Weighted                  Weighted
                                Under 1       Average        1-5        Average       6-10        Average     Over 10       Average
                                  Year         Yield        Years        Yield       Years         Yield       Years         Yield
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (Dollars in Thousands)
U.S. Government and federal
          agency obligations    $  3,949         5.93%    $    -            -       $  5,000         6.03%    $    -            -
Commercial paper                   5,992         5.82%         -            -            -            -            -            -
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                $  9,941         5.86%    $    -            -       $  5,000         6.03%    $    -            -
                               ==========   ==========   ==========  ===========   ==========   ==========   ==========   ==========

In addition, as a member of the FHLB of Dallas, the Bank is required to maintain an investment in stock of the FHLB of Dallas equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Dallas. As of December 31, 1998, the Bank's investment in stock of the FHLB of Dallas amounted to $2.9 million. During the year ended December 31, 1998, the Bank received $153,000 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

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

       Deposits. The Company's current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 90 days to five years and noninterest-bearing personal and business checking accounts. The Company's deposit products also include Individual Retirement Accounts ("IRA") certificates and Keogh accounts.

       The Company's deposits are obtained primarily from residents in its Primary Market Area. The Company attracts local deposit accounts by offering a variety of accounts, competitive interest rates and convenient branch office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Company operates two automated teller machines ("ATMs") and participates in the regional ATM network known as CIRRUS(R).

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

       The following table sets forth certain information relating to the Company's deposits.

                                                                           December 31,
                                       -------------------------------------------------------------------------------------
                                                  1998                         1997                         1996
                                       ---------------------------  ---------------------------  ---------------------------
                                                      Percent of                   Percent of                   Percent of
       (Dollars in Thousands)             Amount    Total Deposits     Amount    Total Deposits     Amount    Total Deposits
                                       -----------  --------------  -----------  --------------  -----------  --------------
NOW accounts                            $   9,022        4.50%       $   8,177        4.23%       $  11,528        5.96%
Money market accounts                      19,364        9.65%           9,436        4.88%           5,101        2.64%
Noninterest-bearing checking accounts      11,512        5.74%           8,941        4.62%           4,954        2.56%
                                       -----------    ---------     -----------    ---------     -----------    ---------
     Total demand deposits                 39,898       19.89%          26,554       13.73%          21,583       11.16%
                                       -----------    ---------     -----------    ---------     -----------    ---------
Savings deposits                           19,706        9.82%          23,343       12.07%          25,071       12.96%
                                       -----------    ---------     -----------    ---------     -----------    ---------
Certificate of Deposit accounts:
     Less than 6 months                    34,954       17.42%          41,898       21.66%          44,256       22.88%
     6-11 months                           37,026       18.45%          25,020       12.93%          31,148       16.10%
     12-35 months                          51,689       25.76%          59,246       30.63%          53,329       27.57%
     More than 35 months                   17,374        8.66%          17,361        8.98%          18,063        9.34%
                                       -----------    ---------     -----------    ---------     -----------    ---------
     Total certificates                   141,043       70.29%         143,525       74.20%         146,796       75.88%
                                       -----------    ---------     -----------    ---------     -----------    ---------
Total Deposits                          $ 200,647      100.00%       $ 193,422      100.00%       $ 193,450      100.00%
                                       ===========    =========     ===========    =========     ===========    =========

       The following table sets forth by various interest-rate categories the certificates of deposit with the Company at the dates indicated. The Company had no "brokered" deposits during any of the periods reported below.

                                            December 31,
                               -------------------------------------
                                  1998         1997         1996
                               -----------  -----------  -----------
                                      (Dollars in Thousands)
0.00% to 2.99%                  $     122    $     226    $     100
3.00% to 3.99%                        347            -            -
4.00% to 4.99%                     38,636       13,474       17,031
5.00% to 5.99%                     57,020       79,702       71,021
6.00% to 6.99%                     32,493       34,172       34,364
7.00% to 8.99%                     11,533       15,056       23,434
9.00% and over                        892          895          846
                               -----------  -----------  -----------
                                $ 141,043    $ 143,525    $ 146,796
                               ===========  ===========  ===========

       The following table sets forth information relating to the Company's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                     At or for the year ended December 31,
                                                     -------------------------------------
                                                        1998         1997         1996
                                                     -----------  -----------  -----------
                                                                 (In Thousands)
Total deposits, beginning of period                   $ 193,422    $ 193,450    $ 206,343
Net increase (decrease) before interest credited            823       (6,143)     (19,616)
Interest credited                                         6,402        6,115        6,723
                                                     -----------  -----------  -----------
Total deposits, end of period                         $ 200,647    $ 193,422    $ 193,450
                                                     ===========  ===========  ===========

       The following table sets forth the amount and maturities of the Company's certificates of deposit at December 31,1998.

                                         Over Six        Over One        Over Two       Over Three
                                          Months           Year            Years           Years           Over
                         Six Months      Through          Through         Through         Through          Five
                          and Less       One Year        Two Years      Three Years      Five Years        Years           Total
                       -------------   -------------   -------------   -------------   -------------   -------------   -------------
                                                                   (Dollars in Thousands)
0.00% to 2.99%          $       122     $         -     $         -     $         -     $         -     $         -     $       122
3.00% to 3.99%                  347               -               -               -               -               -             347
4.00% to 4.99%               17,674          12,172           7,720             827             225              18          38,636
5.00% to 5.99%               17,198          14,900          11,243          10,994           2,244             441          57,020
6.00% to 6.99%                2,516           8,825          13,284           2,010           5,591             267          32,493
7.00% to 8.99%                  841           1,468             843             367           6,549           1,465          11,533
9.00% and over                  892               -               -               -               -               -             892
                       -------------   -------------   -------------   -------------   -------------   -------------   -------------
                        $    39,590     $    37,365     $    33,090     $    14,198     $    14,609     $     2,191     $   141,043
                       -------------   -------------   -------------   ------------   -------------   -------------   -------------

       As of December 31, 1998, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was approximately $37.5 million. The following table presents the maturity of these time certificates of deposit at such dates.

                  Over Three       Over Six        Over One        Over Two      Over Three
   Three            Months          Months           Year           Years          Years            Over
   Months          Through         Through         Through         Through        Through           Five
  and Less        Six Months       One Year       Two Years      Three Years     Five Years         Years           Total
-------------   -------------   -------------   -------------   -------------   -------------   -------------   -------------
                                                   (Dollars in Thousands)
 $     4,835     $     5,027     $    12,662     $     8,218     $     3,201     $     3,302     $       247     $    37,492
=============   =============   =============   =============   =============   =============   =============   =============

       Borrowings. The Company may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans, investment securities and mortgage-backed securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

       The following table sets forth the amount of the Company's borrowings and the weighted average rates for the periods indicated.

                                                                           At December 31,
                                  --------------------------------------------------------------------------------------------------
                                             1998                             1997                                 1996
                                  ---------------------------      -----------------------------        ----------------------------
                                                     Percent                             Percent                            Percent
                                    Amount             Rate          Amount               Rate            Amount             Rate
                                  ---------         ---------      ---------           ---------        ---------         ----------
                                                                       (Dollars in Thousands)
FHLB advances                     $  47,228             5.17%      $  36,628               5.82%        $  22,250              5.50%
                                  ---------                        ---------                            ---------

Maximum amount
  outstanding at any month-
  end during the period           $  56,728                        $  36,628                            $  22,250
                                  ---------                        ---------                            ---------

Average balance outstanding
  during the period               $  46,277                        $  29,648                            $  10,388
                                  ---------                        ---------                            ---------

Weighted average interest
  rates on average balance
  during the period                                      5.47%                              5.67%                             5.59%
                                                        ------                             ------                            ------


       Advances at December 31, 1998 have maturities in future years as follows (dollars in thousands):

                                     Year Ending December 31,        Amount
                                     ------------------------       --------
                                              1999                  $ 16,878
                                              2003                     8,100
                                              2005                       250
                                              2008                    22,000
                                                                   ---------
                                              Total                 $ 47,228
                                                                   ---------

A significant portion of the advances contains a quarterly call feature beginning between one and three years after the date of issuance; therefore, actual repayments could vary from contractual maturities.

SUBSIDIARIES

       The Bank is a wholly owned subsidiary of the Company. The Bank currently has no subsidiaries. The Company has no other subsidiaries; however, the Company owns a 40 percent interest in Cadence Holdings, LLC ("Cadence"), an affiliate in the financial services industry, which is accounted for under the equity method. A Limited Liability Company (LLC) is a legal form of doing business that combines partnership and corporate attributes. The Company's share of Cadence's net loss for the year ended December 31, 1998 was $34,000. The Company is guarantor in the amount of $400,000 for a $1.0 million bank line of credit to Cadence originated in January, 1999.

LEGAL PROCEEDINGS

       The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

COMPETITION

       The Company faces strong competition in both attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions, which have greater financial and marketing resources available to them. In addition, the Company faces additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

EMPLOYEES

       The Bank had 84 full-time employees and 7 part-time employees as of December 31, 1998. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel. The officers of the Company are officers of the Bank.

REGULATION

       Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

       Limitation on Transactions with Affiliates. Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity, which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies, which are controlled by such parent holding company, are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

       Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

       In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At December 31, 1998, the Company believes it complies with the above-described Federal Reserve Board regulatory capital requirements.

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

       The Bank. The Bank is subject to extensive regulation and examination by the OFI and by the FDIC and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature, amount of and collateral for certain loans. There are periodic examinations by the OFI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation whether by the OFI, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

       FDIC Insurance Premiums. The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

       On September 30, 1996, President Clinton signed into law legislation, which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by re-capitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate was sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

       Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time special assessment amounted to $1.3 million pre-tax. The payment of such special assessment had the effect of immediately reducing the Bank's capital by $883,000 after tax.

       On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay
6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Bank's deposit insurance premiums, which had amounted to 23 basis points, were reduced to 6.4 basis points.

       The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank's deposit insurance.

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

       The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1998, the Bank met each of its capital requirements.

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

       The Bank is required under the LSBA to comply with certain capital requirements established by the OFI. In addition, the LSBA prohibits the Bank from declaring dividends unless the Bank has a surplus equal to 20% of the outstanding common stock of the Bank both before and after the dividend is paid. The LSBA also restricts the amount the Bank can lend to one borrower to an amount, which may not exceed 15% of the Bank's total net worth. The Bank may lend an amount equal to an additional 10% of the Bank's total net worth to one borrower if the loans are secured 100% by readily marketable collateral.

       The OFI generally examines the Bank once every year and the current practice is for the OFI to conduct a joint examination with the FDIC. The OFI may publish part of an examination of any savings bank, which does not take corrective action to comply with comments received from the examiner within forty-five days after notice. In addition, the OFI may require corrective action be taken by directors, officers and employees of any savings bank and issue a formal order if corrective action is not taken. If the formal order contains a finding that the business of the Bank is being conducted in a fraudulent, illegal, unsafe or unsound manner or could lead to insolvency or substantial dissipation of assets, earnings or impairment of capital, such order must be complied with immediately and may be enforced by the OFI through a court of competent jurisdiction.

       Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other action or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL AND STATE TAXATION

       GENERAL. The Company and the Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code, which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the company and the Bank.

       METHOD OF ACCOUNTING. The Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

       BAD DEBT RESERVES. For tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, is no longer permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. The Bank experience method must be used. In addition, the institution is required to recapture (i.e. take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its reserves using the experience method. The recapture requirement is suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. The amount of reserves of the Bank that is subject to recapture is not material.

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

       At December 31, 1998, the federal income tax reserves of the Bank included $7.1 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank is substantially restricted.

       DISTRIBUTIONS. If the Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount, that when reduced by the tax attributable to it, is equal to the amount of the distribution.

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

       NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1997. At December 31, 1998, the Bank had no NOL carryforwards for federal income tax purposes.

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

       OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

       The Bank's federal income tax returns for the tax years ended 1995, 1996, 1997 and 1998 are open under the statute of limitations and are subject to review by the IRS.

       STATE TAXATION. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, and it is subject to franchise tax. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items are also subtracted in calculating a company's capitalized earnings.

ITEM 2.  PROPERTIES.

OFFICES AND PROPERTIES

       At December 31, 1998, the Bank conducted business from its main office and four branch offices, three of which are located in Lafayette, Louisiana and one located in New Iberia, Louisiana. The Bank also conducted business from its one loan production office in Eunice, Louisiana.

       The following table sets forth certain information relating to the Company's offices at December 31, 1998.

                                                                              Net Book Value of
                                                                                Premises and
                                                          Owned or              Equipment at                  Deposits at
                                                           Leased             December 31, 1998            December 31, 1998
                                                      -----------------   --------------------------   --------------------------
                                                                                     (In Thousands)
                                                      ---------------------------------------------------------------------------
Main Office:

  101 West Vermilion Street                           Owned                                 $ 1,578                     $ 89,023
  Lafayette, Louisiana  70501

Branch Offices:

  Northside Office                                    Owned                                     260                       34,697
  2601 Moss Street
  Lafayette, Louisiana  70501

  Southside Office                                    Owned                                     169                       38,543
  3701 Johnston Street
  Lafayette, Louisiana  70503

  Broadmoor Office                                    Owned                                     233                       29,554
  5301 Johnston Street
  Lafayette, Louisiana  70503

  New Iberia Office                                   Owned                                     531                        8,830
  230 West Main Street
  New Iberia, Louisiana  70560

  Eunice Loan Production Office                       Leased                                      6                            -
                                                                          --------------------------   --------------------------
  136 South Third Street
  Eunice, Louisiana  70535

                                                                                            $ 2,777                    $ 200,647
                                                                          ==========================   ==========================

ITEM 3.  LEGAL PROCEEDINGS.

       The Company and the Bank are not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Registrant's 1998 Annual Report to Stockholders ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

       The Information required herein is incorporated by reference from page 6 of the Registrant's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The Information required herein is incorporated by reference from pages 7 to 20 of the Registrant's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       The Information required herein is incorporated by reference from pages 15 to 19 of the Registrant's 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Information required herein is incorporated by reference from pages 22 to 49 of the Registrant's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

       Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement").

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents Filed as Part of this Report.

(1)    The following financial statements are incorporated by reference from
       Item 8 hereof (see Exhibit 13):

       Report of Independent Auditors
       Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Fiscal Periods Ended December
          31, 1998, 1997 and 1996

       Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
          Periods ended December 31, 1998, 1997 and 1996
       Consolidated Statements of Cash Flows for the Fiscal Periods Ended
          December 31, 1998, 1997 and 1996
       Notes to consolidated Financial Statements

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


                                  EXHIBIT INDEX

3.1*        Articles of Incorporation of Acadiana Bancshares, Inc.
3.2*        Bylaws of Acadiana Bancshares, Inc.
4.0*        Form of Stock Certificate of Acadiana Bancshares, Inc.
10.1**      Stock Option Plan
10.2**      1996 Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3***     Employment Agreement between LBA Savings Bank and Gerald G. Reaux, Jr.
10.4*       Form of Severance Agreement between Acadiana Bancshares, Inc., LBA Savings Bank and Lawrence Gankendorff,
            James J. Montelaro, Gregory King, Mary Anne Bertrand, Wayne Bares, Emile E. Soulier, III and Thomas F. Debaillon.
13.0        1998 Annual Report to Stockholders
22.0        Subsidiaries of the Registrant - Reference is made to "Item 2.  "Business" for the required information
23.1        Consent of Castaing, Hussey, Lolan & Dauterive, LLP
27.0        Financial Data Schedule

-------------------

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

                                       ACADIANA BANCSHARES, INC.

March 26, 1999                         By: /s/ Gerald G. Reaux, Jr.
                                           ------------------------
                                       Gerald G. Reaux, Jr.
                                       President and Chief Executive Officer and
                                       Director

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                  Title                                     Date
----                                  -----                                     ----
/s/ Gerald G. Reaux, Jr.              President, Chief Executive                March 26, 1999
-----------------------               Officer and Director
Gerald G. Reaux, Jr.

/s/ Lawrence E. Gankendorff           Chairman of the Board                     March 26, 1999
----------------------------
Lawrence E. Gankendorff

/s/ Albert W. Beacham                 Director                                  March 26, 1999
----------------------
Albert W. Beacham, M.D.

/s/ James J. Montelaro                Executive Vice President                  March 26, 1999
-----------------------               and Director
James J. Montelaro

/s/ John H. DeJean                    Director                                  March 26, 1999
------------------
John H. DeJean

/s/ Thomas S. Ortego                  Director                                  March 26, 1999
--------------------
Thomas S. Ortego

/s/ William H. Mouton                 Director                                  March 26, 1999
---------------------
William H. Mouton

/s/ Donald J. O'Rourke, Sr.           Director                                  March 26, 1999
---------------------------
Donald J. O'Rourke, Sr.

/s/ Kaliste J. Saloom, Jr.            Director                                  March 26, 1999
--------------------------
Kaliste J. Saloom, Jr.

/s/ Emile E. Soulier, III.            Vice President and Chief                  March 26, 1999
-------------------------             Financial Officer
Emile E. Soulier, III                 (principal financial and
                                      accounting officer)