Form 10-Q
period 1999-03-31
ACADIANA BANCSHARES INC /LA
filed 1999-05-17
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to____________

                         Commission file number 1-14364

                          Acadiana Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Louisiana                                                              72-1317124
--------------------------------------------------------------                           ----------------
(State or Other Jurisdiction of Incorporation or Organization)                           (I.R.S. Employer
                                                                                         Identification No.)

             101 West Vermilion Street
                 Lafayette, Louisiana                                                       70501
--------------------------------------------------------------                           ----------------
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

       As of April 27, 1999, 1,686,192 shares of the Registrant's common stock were issued and outstanding. Of that total, 217,541 shares were held by the Registrant's Employee Stock Ownership Plan, of which 158,297 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              (As of March 31, 1999 and December 31, 1998)                                        3

              Consolidated Statements of Operations (For the three months
              ended March 31, 1999 and 1998)                                                      4

              Consolidated Statements of Stockholders' Equity (For the three
              months ended March 31, 1999 and 1998)                                               5

              Consolidated Statements of Cash Flows (For the three months
              ended March 31, 1999 and 1998)                                                      6


              Notes to Consolidated Financial Statements                                          7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                 10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          18


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   21
Item 2.       Changes in Securities                                                               21
Item 3.       Defaults Upon Senior Securities                                                     21
Item 4.       Submission of Matters to a Vote of Security Holders                                 21
Item 5.       Other Information                                                                   21
Item 6.       Exhibits and Reports on Form 8-K                                                    21

Signatures                                                                                        22

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)

                                                                                      March 31,                  December 31,
                                                                                         1999                        1998
                                                                                -----------------------     -----------------------
ASSETS
Cash and Cash Equivalents:
     Cash and Amounts Due from Banks                                              $              1,077        $                844
      Interest Bearing Deposits                                                                 16,642                       6,734
                                                                                -----------------------     -----------------------
          Total                                                                                 17,719                       7,578
Trading Securities                                                                                 554                         575
Securities Available for Sale, at fair value                                                     6,522                      14,995
Mortgage-Backed Securities:
      Available for Sale, at fair value                                                         20,087                      11,409
      Held to Maturity (fair value of $12,495 and $12,694, respectively)                        12,249                      12,360
Loans Receivable, net of Allowance for
      Loan Losses of $2,743 and $2,726, respectively                                           221,929                     225,752
Investment in Limited Liabiity Company                                                             921                         966
Federal Home Loan Bank Stock, at Cost                                                            2,959                       2,920
Real Estate Owned, Net                                                                              32                           7
Premises and Equipment, Net                                                                      2,700                       2,777
Accrued Interest Receivable                                                                      1,446                       1,367
Other Assets                                                                                     1,549                       1,383
                                                                                -----------------------     -----------------------
           TOTAL ASSETS                                                           $            288,667        $            282,089
                                                                                =======================     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                          $            205,242        $            200,647
Advances from Federal Home Loan Bank                                                            49,728                      47,228
Accrued Interest Payable on Deposits                                                               193                         124
Advance Payments by Borrowers for Taxes and Insurance                                              462                         394
Accrued and Other Liabilities                                                                    1,905                       1,522
                                                                                -----------------------     -----------------------
           TOTAL LIABILITIES                                                                   257,530                     249,915
                                                                                -----------------------     -----------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
   -0- shares issued or outstanding
Common Stock of $.01 Par Value; 20,000,000 shares authorized,                                       27                          27
   2,731,250 shares issued
Additional Paid-In Capital                                                                      32,230                      32,192
Retained Earnings (Substantially Restricted)                                                    21,271                      20,932
Unearned Common Stock Held by ESOP                                                              (1,900)                     (1,965)
Unearned Common Stock Held by RRP Trust                                                         (1,275)                     (1,335)
Treasury Stock, at Cost; 990,058 shares and 910,758 shares, respectively                       (19,348)                    (17,935)
Accumulated Other Comprehensive Income                                                             132                         258
                                                                                -----------------------     -----------------------
           TOTAL STOCKHOLDERS' EQUITY                                                           31,137                      32,174
                                                                                -----------------------     -----------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $            288,667        $            282,089
                                                                                =======================     =======================

                               ACADIANA BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OFOPERATIONS
                         (In Thousands, except per share data)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                              ---------------------------
                                                                1999              1998
                                                              ---------         ---------
INTEREST INCOME:
   Loans                                                      $  4,387          $  4,334
   Mortgage-Backed Securities                                      446               531
   Investment Securities                                           203               226
   Interest Bearing Deposits                                        98               216
                                                              ---------         ---------
         Total interest income                                $  5,134          $  5,307
                                                              ---------         ---------

INTEREST EXPENSE:
   Deposits                                                   $  2,257          $  2,272
   Advances from Federal Home Loan Bank                            600               604
                                                              ---------         ---------
         Total Interest Expense                                  2,857             2,876
                                                              ---------         ---------

Net Interest Income                                              2,277             2,431
Provision for Loan Losses                                          -                  45
                                                              ---------         ---------
Net Interest Income After Provision for
    Loan Losses                                                  2,277             2,386
                                                              ---------         ---------

NON-INTEREST INCOME:
   Loan Fees and Service Charges                              $     32          $     35
   Servicing Fees on Loans Sold                                     15                11
   Deposit Fees and Service Charges                                218               177
   Trading Account (Losses) Gains , Net                            (21)               95
   Gain (Loss) on Sale of Loans, Net                                62                45
   Loss from Investment in Limited Liability Company               (45)              -
   Other                                                            26                21
                                                              ---------         ---------
         Total Non-Interest Income                            $    287          $    384
                                                              ---------         ---------

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                             $    907          $    864
   Occupancy                                                        78                62
   Depreciation                                                     88                77
   Net Costs of Real Estate Owned                                   12               (22)
   SAIF Deposit Insurance Premium                                   31                29
   Advertising                                                      32                93
   Bank Shares and Franchise Tax Expense                           106               108
   Other                                                           464               363
                                                              ---------         ---------
         Total Non-Interest Expenses                          $  1,718          $  1,574
                                                              ---------         ---------

Income Before Income Taxes                                    $    846          $  1,196
Income Tax Expense                                                 300               432
                                                              ---------         ---------
Net Income                                                    $    546          $    764
                                                              =========         =========
Net Income Per Common Share - basic                           $   0.36          $   0.33
Net Income Per Common Share - diluted                         $   0.35          $   0.32

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ( In Thousands)

                                                                                                        Unearned
                                                                           Retained       Unearned       Common
                                                         Additional        Earnings        Common         Stock
                                               Common       Paid In     (Substantially   Stock Held      Held By      Treasury
                                                Stock       Capital      Restricted)       By ESOP      RRP Trust       Stock
                                             ---------  ------------    --------------   ----------     ---------     ---------
BALANCE, JANUARY 1, 1998                      $    27      $ 32,005         $ 19,355      $ (2,228)     $ (1,602)     $ (3,445)

Comprehensive Income:
     Net Income                                                                  764
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes

Total Comprehensive Income

Common Stock Released by ESOP Trust                              56                             66

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                                     57

Repurchase of Common Stock                                                                                                (140)

Cash Dividends Declared                                                         (262)

                                             ---------  ------------    --------------   ----------     ---------     ---------
BALANCE, MARCH 31, 1998                       $    27      $ 32,061         $ 19,857      $ (2,162)     $ (1,545)     $ (3,585)
                                             =========  ============    ==============   ==========     =========     =========

BALANCE, JANUARY 1, 1999                      $    27      $ 32,192         $ 20,932      $ (1,965)       (1,335)    $ (17,935)

Comprehensive Income:
     Net Income                                                                  546
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes

Total Comprehensive Income

Common Stock Released by ESOP Trust                              33                             65

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                        13                                           60

Common Stock Issued                                              (8)                                                        39

Repurchase of Common Stock                                                                                              (1,452)

Cash Dividends Declared                                                         (207)
                                             ---------  ------------    --------------   ----------     ---------     ---------
BALANCE, MARCH 31, 1999                       $    27      $ 32,230         $ 21,271      $ (1,900)     $ (1,275)    $ (19,348)
                                             =========  ============   ==============   ===========    ==========    ==========

                                              Accumulated
                                                 Other             Total
                                             Comprehensive     Stockholders'
                                                Income            Equity
                                             -------------     -------------
BALANCE, JANUARY 1, 1998                            $ 450          $ 44,562

Comprehensive Income:
     Net Income                                                         764
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes                       (79)              (79)
                                                               -------------
Total Comprehensive Income                                              685

Common Stock Released by ESOP Trust                                     122

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                57

Repurchase of Common Stock                                             (140)

Cash Dividends Declared                                                (262)

                                             -------------     -------------
BALANCE, MARCH 31, 1998                             $ 371          $ 45,024
                                             =============     =============

BALANCE, JANUARY 1, 1999                            $ 258          $ 32,174

Comprehensive Income:
     Net Income                                                         546
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes                      (126)             (126)
                                                               -------------
Total Comprehensive Income                                              420

Common Stock Released by ESOP Trust                                      98

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                73

Common Stock Issued                                                      31

Repurchase of Common Stock                                           (1,452)

Cash Dividends Declared                                                (207)
                                             -------------     -------------
BALANCE, MARCH 31, 1999                             $ 132          $ 31,137
                                             =============     =============

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                   For the Three Months
                                                                                            ----------------------------------
                                                                                            March 31,                March 31,
                                                                                              1999                     1998
                                                                                            ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $    546                 $    764
Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                          94                       79
           Provision for deferred income taxes                                                   (32)                      33
           Provision for losses on loans                                                           -                       45
           Compensation expense recognized on RRP                                                 73                       57
           ESOP contribution                                                                      98                      122
           Other gains and losses, net                                                            (1)                      (3)
           Net change in securities classified as trading                                         21                      (93)
           Loss from investment in limited liability company                                      45                        -
           Gain on sale of loans held for sale                                                   (62)                     (45)
           Proceeds from sale of loans held for sale                                           6,094                    3,732
           Originations of loans held for sale                                                (6,032)                  (3,687)
           Accretion of discounts, net of premium amortization on securities                      (7)                     (12)
           Amortization of deferred revenues and unearned income on loans                         26                       (8)
           FHLB stock dividend received                                                          (39)                     (33)
           Changes in assets and liabilities:
                       Increase in accrued interest receivable                                   (79)                     (37)
                       Increase in other assets                                                  (63)                     (91)
                       Increase in accounts payable and accrued expenses                         605                      361
                                                                                            ---------                ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,287                    1,184
                                                                                            ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from calls and maturities of securities available for sale                18,425                    2,000
           Purchases of securities available for sale                                        (19,977)                       -
           Principal collections on mortgage-backed securities available for sale              1,153                    1,120
           Principal collections on mortgage-backed securities held to maturity                  109                      103
           Purchase of FHLB stock                                                                  -                     (599)
           Net repayments (advances) on loans                                                  3,774                   (2,810)
           Purchase of premises and equipment                                                    (11)                     (95)
           Proceeds from sale of real estate owned and other property acquired                     1                      240
           Capital costs incurred on real estate owned and other property acquired                (2)                      (4)
                                                                                            ---------                ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            3,472                      (45)
                                                                                            ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net change in demand, NOW and savings deposits                                      4,713                    2,854
           Net change in time deposits                                                          (118)                    (391)
           Net change in mortgage escrow funds                                                    68                       53
           Proceeds from FHLB advances                                                        27,000                   13,100
           Payments on FHLB advances                                                         (24,500)                       -
           Dividends paid to shareholders                                                       (181)                    (260)
           Common stock issued                                                                    31                        -
           Purchase of treasury stock                                                         (1,631)                    (140)
                                                                                            ---------                ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      5,382                   15,216
                                                                                            ---------                ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     10,141                   16,355
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               7,578                   14,157
                                                                                            ---------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 17,719                 $ 30,512
                                                                                            =========                =========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
           Acquisition of real estate in settlement of loans                                $     23                 $     42
           Unrealized loss on securities                                                    $   (203)                $   (119)
SUPPLEMENTAL DISCLOSURES:
           Cash paid for:
                       Interest on deposits and borrowings                                  $  2,751                 $  2,774
                       Income taxes                                                         $     10                 $     70

                   ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.


BUSINESS

            The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is a Savings Association Insurance Fund ("SAIF") -insured, Louisiana chartered, stock savings bank.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)      LOANS RECEIVABLE

         Loans receivable (in thousands) at March 31, 1999 and December 31, 1998 consisted of the following:

                                                                    March 31,                      December 31,
                                                                      1999                             1998
                                                            --------------------------       --------------------------
Mortgage Loans:
                     Single Family Residential                          $     164,272                 $        168,533
                     Single Family Construction                                 9,803                           11,651
                     Multi-family Residential                                     467                              481
                     Commercial Real Estate                                     9,136                            9,371
                                                            --------------------------       --------------------------
                         Total Mortgage loans                                 183,678                          190,036


Commercial Business Loans                                                      23,641                           23,143

Consumer Loans                                                                 21,891                           21,388
                                                            --------------------------       --------------------------


                         Total Loans                                          229,210                          234,567
Less:
                     Allowance for Loan Losses                                  2,743                            2,726
                     Unearned Discounts/Deferred Premiums                        (41)                             (57)
                     Net Deferred Loan Origination Fees                           320                              357
                     Loans in Process                                           4,259                            5,789
                                                            --------------------------       --------------------------
                         Net Loans                                        $   221,929                       $  225,752
                                                            ==========================       ==========================


(3)     EARNINGS PER SHARE

The Company adopted FAS ("Financial Accounting Standard") 128, Earnings Per Share, as of December 31, 1997. Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (161,063 and 182,995 shares at March 31, 1999 and March 31, 1998, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (83,538 and 98,189 at March 31, 1999 and March 31, 1998, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

                                                    Three months ended
                                         ---------------------------------------
                                           March 31, 1999         March 31, 1998
                                         -----------------      ----------------
Basic EPS
Income available to Common Stockholders  $         546,000      $        764,000
                                         =================      ================

Weighted average shares of common stock
outstanding                                      1,525,974             2,294,632
                                         =================      ================
Per-Share Amount                         $            0.36      $           0.33
                                         =================      ================
Diluted EPS
Effect of Dilutive Securities:
  Stock Options Outstanding                         26,085                54,904
  Restricted Stock Grants                            7,203                13,441
                                         -----------------      ----------------
Weighted average shares of common stock
   outstanding                                   1,559,262             2,362,978
                                         =================      ================
Per-Share Amount                         $            0.35      $           0.32
                                         -----------------      ----------------

            This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CHANGES IN FINANCIAL CONDITION

            At March 31, 1999, the consolidated assets of the Company totaled $288.7 million, an increase of $6.6 million, or 2.3%, from December 31, 1998. The primary reasons for the increase in consolidated assets were an increase in cash and cash equivalents of $10.1 million, or 133.8%, and an increase in mortgage-backed securities available for sale of $8.7 million, or 76.1%, all of which were partially offset by a decrease in investment securities available for sale of $8.5 million, or 56.5%, and a decrease in loans receivable, net, of $3.8 million, or 1.7%. Asset growth was funded primarily by an increase in total deposits of $4.6 million, or 2.3%, together with an increase of $2.5 million, or 5.3%, in advances from Federal Home Loan Bank, all of which was partially offset by a decrease in total stockholders' equity of $1.0 million, or 3.2%.

            Cash and cash equivalents increased $10.1 million, or 133.8%, to $17.7 million at March 31, 1999, compared to $7.6 million at December 31, 1998. Cash flows from operating activities, investing activities, and financing activities amounted to $1.3 million, $3.5 million, and 5.4 million, respectively, for the three months ended March 31, 1999. As of March 31, 1999, cash and cash equivalents funded 6.1% of total assets, compared to 2.7% at December 31, 1998.

            The Company owned $554,000 of trading securities as of March 31, 1999 compared to $575,000 at December 31, 1998. The Company has no intention to increase significantly its trading securities portfolio. Trading securities are carried at fair value.

            Investment securities available for sale decreased $8.5 million, or 56.5%, to $6.5 million at March 31, 1999, compared to $15.0 million at December 31, 1998. The primary reason for such decrease was the redemption of $18.4 million of investment securities, which was partially offset by the purchase of $10.0 million of investment securities. As of March 31, 1999, investment securities available for sale amounted to 2.3% of assets and consisted of U.S. Government and Federal agency obligations.

            The mortgage-backed securities available for sale portfolio increased $8.7 million, or 76.1%, to $20.1 million at March 31, 1999 as compared to $11.4 million at December 31, 1998. The increase reflects purchases of $10.0 million, which were partially offset by normal principal repayments of $1.2 million and a $172,000 decrease in unrealized gains on such securities. Mortgage-backed securities available for sale amounted to 7.0% of total assets at March 31, 1999 compared to 4.0% at December 31, 1998. Mortgage-backed securities held to maturity decreased $111,000, or 0.9%, to $12.2 million at March 31, 1999 compared to $12.4 million at December 31, 1998. Such decrease was primarily the result of principal repayments.

            Loans receivable, net, decreased $3.8 million, or 1.7%, to $221.9 million at March 31, 1999, compared to $225.8 million at December 31, 1998. Single family residential loans decreased $6.1 million, or 3.4%, to $174.1 million at March 31, 1999 compared to $180.2 million at December 31, 1998. This decrease, together with a $235,000, or 2.5%, decrease in commercial real estate mortgage loans, and a $14,000 decrease in multi-family residential mortgage loans, were partially offset by an increase in commercial business loans of $498,000, or 2.2%, to $23.6 million at March 31, 1999 and an increase in consumer loans of $503,000, or 2.4%, to 21.9 million at March 31, 1999. Loans receivable, net, were 76.9% of total assets as of March 31, 1999 compared to 80.0% at December 31, 1998.

            Deposits increased $4.6 million, or 2.3%, to $205.2 million at March 31, 1999, from $200.6 million at December 31, 1998. The increase in deposits is primarily attributable to growth in the Company's new Fleur de Lis accounts, which are interest-bearing demand accounts. Total interest-bearing demand accounts increased $6.4 million during the three months ended March 31, 1999, which was partially offset by a $1.0 million decrease in non-interest bearing demand accounts, a $680,000 decrease in savings accounts, and a $118,000 decrease in certificates of deposit accounts. Total deposits funded 71.1% of total assets both at March 31, 1999 and December 31, 1998.

            Advances from the FHLB of Dallas increased $2.5 million, or 5.3%, to $49.7 million at March 31, 1999 from $47.2 million at December 31, 1998. Of the Company's total outstanding FHLB advances, $11.9 million were contractually due within twelve months, while an additional $10.0 million were callable in May of 1999, and quarterly thereafter. No payments are scheduled prior to the earlier of maturity or call dates. Under an existing blanket collateral agreement, the Company has the ability to borrow up to approximately $95.5 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans and by Federal Home Loan Bank Stock. Advances from the FHLB of Dallas funded 17.2% and 16.7% of assets at March 31, 1999 and December 31, 1998, respectively.

            Total stockholders' equity decreased $1.0 million, or 3.2%, to $31.1 million at March 31, 1999, compared to $32.2 million at December 31, 1998. The decrease was primarily attributable to the Company's program of repurchasing shares of common stock for the treasury in the amount during the quarter of $1.5 million, $207,000 in cash dividends declared on common stock, and a decrease in accumulated other comprehensive income of $126,000, all of which was partially offset by $546,000 of net income, $98,000 of common stock released by the ESOP Trust, $73,000 of common stock earned by participants of the Recognition and Retention Plan, and proceeds of exercised common stock options of $31,000.
The ratio of stockholders' equity to total assets was 10.8% and 11.4% at March 31, 1999 and December 31, 1998, respectively.



RESULTS OF OPERATIONS

            The Company reported net income of $546,000 for the three months ended March 31, 1999, compared to net income of $764,000 for the three months ended March 31, 1998. Income per common share, basic and diluted, was 36 cents and 35 cents, respectively for the quarter ended March 31, 1999 compared to 33 cents and 32 cents, respectively, for the quarter ended March 31, 1998. While net income decreased $218,000, in the first quarter of 1999 Compared to the first quarter of 1998, income per common share, basic and diluted, both increased three cents per share, because of the fewer average number of common shares outstanding at March 31, 1999, compared to March 31, 1998. The $218,000, or 28.5%, decrease in net income for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, was due primarily to a $154,000 decrease in net interest income, a $97,000 decrease in non-interest income, and a $144,000 increase in non-interest expense, all of which was partially offset by a decrease of $45,000 in the provision for loan losses and a $132,000 decrease in income tax expense.

    Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table sets forth, for the periods indicated, information regarding (i) the dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Non-accrual loans have been included in the appropriate average balance loan category, but interest on non-accrual loans has been included for purposes of determining interest income only to the extent that cash payments were actually received.

                                                                          Three Months Ended March 31,
                                                  ------------------------------------------------------------------------------
                                                                   1999                                    1998
                                                  --------------------------------------  --------------------------------------
                                                                               Average                                 Average
                                                    Average                    Yield/       Average                    Yield/
                                                    Balance      Interest       Cost        Balance      Interest       Cost
                                                  ------------  ------------  ----------  ------------  ------------  ----------
                                                                             (Dollars in Thousands)
Interest-earning assets:
    Loans receivable:
       Real estate mortgage loans                   $ 179,126       $ 3,409       7.61%     $ 183,712       $ 3,594        7.83%
       Commercial business loans                       23,373           490       8.39         15,500           364        9.39
       Consumer and other loans                        21,327           488       9.15         15,936           376        9.44
                                                  ------------  ------------               -----------  ------------
           Total loans                                223,826         4,387       7.84         215,148        4,334        8.06
    Mortgage-backed securities                         26,625           446       6.70         30,191           531        7.04
    Investment securities (1)                          14,130           203       5.75         13,962           226        6.47
    Other earning assets                               10,111            98       3.88         17,780           216        4.86
                                                  ------------  ------------               -----------  ------------
       Total interest-earning assets                  274,692         5,134       7.48        277,081         5,307        7.66
                                                                ------------                            ------------
Noninterest-earning assets                              7,688                                   6,359
                                                  ------------                             -----------
       Total assets                                 $ 282,380                               $ 283,440
                                                  ============                             ===========
Interest-bearing liabilities:
    Deposits:
       Demand deposits                               $ 32,069           255       3.18       $ 19,509         $ 143        2.93
       Savings deposits                                19,177            81       1.69         23,204           124        2.14
       Certificates of deposit                        140,865         1,921       5.45        141,842         2,005        5.65
                                                  ------------  ------------               -----------  ------------
           Total deposits                             192,111         2,257       4.70        184,555         2,272        4.92
    Advance from FHLB                                  46,894           600       5.12         43,399           604        5.57
                                                  ------------  ------------               -----------  ------------
       Total interest-bearing liabilities             239,005         2,857       4.78%       227,954         2,876        5.05%
                                                                ------------                            ------------
Noninterest-bearing demand deposits                     9,383                                   8,140
Other noninterest-bearing liabilities                   2,332                                   2,431
                                                  ------------                             -----------
       Total liabilities                              250,720                                 238,525
                                                                                           -----------
Stockholders' equity                                   31,660                                  44,915
                                                  ------------                             -----------
       Total liabilities and stockholders' equity   $ 282,380                               $ 283,440
                                                  ============                             ===========
Net interest-earning assets                          $ 35,687                                $ 49,127
                                                  ============                             ===========
Net interest income/interest rate spread                            $ 2,277       2.70%                     $ 2,431        2.61%
                                                                ============   =======                 =============  =========
Net interest margin                                                               3.32%                                    3.51%
                                                                               =======                                =========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                          114.93%                                 121.55%
                                                                ============                           =============

 (1)Includes FHLB Stock.

NET INTEREST INCOME

            Net interest income decreased by $154,000, or 6.3%, to $2.3 million for the three months ended March 31, 1999, compared to $2.4 million for the three months ended March 31, 1998. Average net interest earning assets decreased $13.4 million from $49.1 million at March 31, 1998 to $35.7 million at March 31, 1999, while the net interest rate spread increased nine basis points from 2.61% at March 31, 1998 to 2.70% at March 31, 1999. The primary reason for the decrease in average net interest earning assets was to the Company's utilization of its cash to fund common stock repurchases. The Company's net interest rate spread increased nine basis points because the average yield on interest-earning assets decreased 18 basis points from 7.66% at March 31, 1998, to 7.48% for the three months ended March 31, 1999, while the average cost of interest-bearing liabilities decreased 27 basis points, from 5.05% for the three months ended March 31, 1998 to 4.78% at March 31, 1999. Such changes in average yields and rates primarily reflect changes in market rates of interest.


INTEREST INCOME

            Interest income decreased $173,000, or 3.3%, to $5.1 million for the three months ended March 31, 1999 from $5.3 million for the three months ended March 31, 1998. The decline in interest income resulted from a lower level of average interest earning assets, compounded by a lower overall average yield on interest earning assets. Average interest-earning assets decreased $2.4 million, or 0.9%, from $277.1 million at March 31, 1998 to $274.7 million at March 31, 1999. Interest income on loans increased because of a higher level of average loans, partially offset by a decline in yields. Interest income from loans increased $53,000, or 1.2%, from $4.3 million for the quarter ended March 31, 1998 to $4.4 million for the quarter ended March 31, 1999. The average balance of loans increased $8.7 million, or 4.0%, from $215.1 million at March 31, 1998 to $223.8 million at March 31, 1999. The yield on loans decreased 22 basis points, from 8.06% for the quarter ended March 31, 1998 to 7.84% for the quarter ended March 31, 1999. Interest income from mortgage-backed securities decreased $85,000, or 16.0%, from $531,000 for the quarter ended March 31, 1998 to $446,000 for the quarter ended March 31, 1999. The decline in interest income from mortgage-backed securities resulted from a lower average balance of mortgage-backed securities, compounded by a lower overall yield on such securities. The average balance of mortgage-backed securities decreased $3.6 million, or 11.8%, from $30.2 million for the three months ended March 31, 1998 to $26.6 million for the three months ended March 31, 1999. The average yield on mortgage-backed securities decreased 34 basis points, from 7.04% for the quarter ended March 31, 1998 to 6.70% for the quarter ended March 31, 1999. Interest income from investment securities decreased because of a decline in yields thereon, partially offset by a higher level of such investments. Interest income from investment securities decreased $23,000, or 10.2%, from $226,000 for the quarter ended March 31, 1998 to $203,000 for the quarter ended March 31, 1999. The average balance of investment securities increased $168,000, or 1.2%, from $14.0 million at March 31, 1998 to $14.1 million at March 31, 1999. The yield on investment securities decreased 72 basis points, from 6.47% for the quarter ended March 31, 1998 to 5.75% for the quarter ended March 31, 1999. Interest income from other earning assets decreased $118,000, or 54.6%, from $216,000 for the quarter ended March 31, 1998 to $98,000 for the quarter ended March 31, 1999. The decline in interest income from other earning assets resulted from a lower level of average other earning assets, compounded by a lower overall yield on other earning assets. The average balance of other earning assets decreased $7.7 million, or 43.1%, from $17.8 million for the three months ended March 31, 1998 to

$10.1 million for the three months ended March 31, 1999. The yield on other earning assets decreased 98 basis points, from 4.86% for the quarter ended March 31, 1998 to 3.88% for the quarter ended March 31, 1999.

INTEREST EXPENSE

            Interest expense decreased $19,000, or 0.7%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. A higher average balance of deposits and advances from the Federal Home Loan Bank was more than offset by a lower average cost of such funds. Average interest-bearing liabilities increased $11.1 million, or 4.8%, to $239.0 million at March 31, 1999, compared to $228.0 million at March 31, 1998. The cost of interest-bearing liabilities decreased 27 basis points, from 5.05% for the three months ended March 31, 1998 to 4.78% for the three months ended March 31, 1999. A higher average balance in interest-bearing deposits was more than offset by a lower cost of maintaining such deposits. Interest expense from interest-bearing deposits decreased $15,000, or 0.7%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The cost of interest-bearing deposits decreased 22 basis points, from 4.92% for the three months ended March 31, 1998 to 4.70% for the three months ended March 31, 1999. The average balances of interest-bearing deposits increased $7.6 million, or 4.1%, from $184.6 million at March 3,1 1998, to $192.1 million at March 31, 1999. A decrease in the cost of advances from the Federal Home Loan Bank more than offset the cost associated with an increase in average borrowing. The average cost of borrowing from the Federal Home Loan Bank decreased 45 basis points, from 5.57% at March 31, 1998 to 5.12% at March 31, 1999. Interest expense on advances from the Federal Home Loan Bank decreased $4,000, or 0.7%, from $604,000 for the three months ended March 31, 1998 to $600,000 for the three months ended March 31, 1999. The average balance of advances from the Federal Home Loan Bank increased $3.5 million, from $43.4 million at March 31, 1998 to $46.9 million at March 31, 1999.


PROVISION FOR LOAN LOSSES

            The Company made no provision for loan losses for the three months ended March 31, 1999, compared to a $45,000 provision for loan losses for the three months ended March 31, 1998. The Company makes loans in and around the area of Lafayette, Louisiana. The Lafayette regional economy has demonstrated a heavy dependence on the oil and gas industry, which was in severe economic decline in the 1980s due to low prices of such commodities. The Company recognizes that oil and gas prices have declined in recent months and that the potential economic impact of a continued slowdown in the oil and gas sector could cause a significant adverse change in the performance of its loan portfolio. The allowance for loan losses to total loans was 1.24%, and 1.21% at March 31, 1999, and 1998, respectively.

            The Company's non-performing assets amounted to 0.10% of total assets at March 31, 1999 compared to 0.16% at December 31, 1998. As of March 31, 1999, no loans were past due ninety days or more and still accruing. Non-accrual loans amounted to $248,000, and troubled debt restructings amounted to $484,000, respectively each as of March 31, 1999, compared to $190,000 and $490,000 respectively December 31, 1998. In addition, the ratio of the Company's allowance for loan losses to non-performing loans and troubled debt restructurings was 374.73% at March 31, 1999 compared to 290.32% at December 31, 1998. For the three months ended March 31, 1999, loan recoveries exceeded loan charge-offs by $17,000. For the three months ended March 31, 1998, loan charge-offs exceeded loan recoveries by $15,000.

NON-INTEREST INCOME

            Non-interest income decreased $97,000, or 25.3%, to $287,000 for the three months ended March 31, 1999, from $384,000 for the three months ended March 31, 1998. The Company realized a loss of $4,000 from securities and other investments, net of gains from sale of loans for the three months ended March 31, 1999 compared to $140,000 from gains on sales of loans and investments for the three months ended March 31, 1998. Absent gains and losses related to investments and sales of loans and investments, non-interest income consists of servicing fees and charges on loans, servicing fees and charges on deposits, and miscellaneous income. Income from these sources increased $47,000, or 19.3%, from $244,000 for the three months ended March 31, 1998 to $291,000 for the three months ended March 31, 1999.

NON-INTEREST EXPENSE

            Non-interest expense increased $144,000, or 9.1%, from $1.6 million for the three months ended March 31, 1998 to $1.7 million for the three months ended March 31, 1999. Salaries and employee benefits, which account for more than half of all non-interest expenses, increased $43,000, or 5.0%, to $907,000 for the three months ended March 31, 1999, from $864,000 for the three months ended March 31, 1998. Occupancy expenses increased $16,000, depreciation expense increased $11,000, and all other expenses increased $137,000, all of which, together with salaries and employee benefits, were partially offset by a decrease in advertising expenses of $61,000 and a decrease in Louisana bank share and franchise tax of $2,000.


INCOME TAX EXPENSE

            Income tax expense decreased $132,000, or 30.6%, to $300,000 for the three months ended March 31, 1999, from $432,000 for the three months ended March 31, 1998. The decrease in income tax expense relates to a slightly lower effective tax rate applied to income before taxes, and to the decrease in taxable income. Income before taxes decreased $350,000, or 29.3%, to $846,000 for the three months ended March 31, 1999, from $1.2 million for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities from its loan portfolio and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under an existing blanket collateral agreement covering residential mortgage loans, the Company has the ability to borrow up to approximately $95.5 million from the FHLB through its subsidiary bank. At March 31, 1999, the Bank had $49.7 million outstanding advances from the FHLB of Dallas, and no other borrowings.

            Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1999, the total approved loan commitments outstanding amounted to $20.1 million and the undisbursed loans in process totaled $6.0 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $2.3 million and $78,000 respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $81.6 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, which has caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

            Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At March 31, 1999, the Bank complied with all applicable regulatory capital requirements.

            The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1999.

                                              Required                      Actual                       Excess
                                    -------------------------------------------------------------------------------------
                                      Percent        Amount        Percent        Amount        Percent        Amount
                                    ------------  ------------  ------------  -------------  ------------  --------------
                                                                  (Dollars in Thousands)
Tier 1 leverage capital ratio           4.00%        $11,011         8.20%        $22,569         4.20%        $11,558
Risk-based capital ratios

               Tier 1                   4.00           6,223        14.51          22,569        10.51          16,346

               Total                    8.00         $12,445        15.77         $24,533         7.77         $12,088



            The Company, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Company has no paid employees. The Company's assets consist of its investment in the Bank, the Company's loan to the Bank's ESOP and other investments, and its sources of income consists primarily of earnings from the investment of such funds as well as any dividends from the Bank. The expenses incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and related expenses as a publicly traded company. The Bank regularly reimburses the Company for all such expenses. Management believes that the Company has adequate liquidity available to respond to liquidity demands.

IMPACT OF INFLATION AND CHANGING PRICES

            The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operation results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. Consequently, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND INTEREST RATE RISK

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

            The Company completed its awareness and assessment phases of its Year 2000 planning process. Several large third-party vendors provide the Company's essential information technology ("IT") systems. Based on successful test results, third-party vendors providing essential IT for the Company's financial and operation systems have made representations to the Company or the Bank that such products are Year 2000 ready. Such renovated products are installed and running at the Company, without any material change in recurring or ongoing operational costs relating to product support services or renovation of existing products and services provided by third party vendors. The Company has completed its assessment of issues related to the impact of the year 2000 on its critical IT and non-critical IT systems. Based on its assessment, the Company believes that there will be no consequences of its Year 2000 issues that will be material to the Company's business, results of operations or financial condition. The Company has estimated total costs of completion of its Year 2000 process to be less than $10,000.

            The Company is now involved in its in-house testing and validation phase of its Year 2000 plan, which tests of its essential information technology systems are expected to validate successful test results by its third party vendors. As of December 31, 1998, the Company had completed approximately 95% of its internal testing. Such test results have substantially validated and continue to reaffirm the Year 2000 compliance of the Company's mission critical systems. The status of these activities is provided to the Company's Board of Directors, and the Company's regulators monitor Year 2000 efforts.

MARKET RISK

            Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that is reviewed and approved annually. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under guidance of the Finance Committee of the Board of Directors of the Bank, which is composed of Messrs. O'Rourke, Beacham, and Ortego, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the ALCO, quarterly, to, among other things, set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies influencing the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

INTEREST RATE RISK

            Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and interest expense streams associated with the Company's financial instruments also change, thereby affecting net interest income ("NII"), and the primary component of the Company's earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

            The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to NII to sustained interest rate changes. While the ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also uses additional tools to monitor potential longer-term rate risk. More information may be found in Item 7A of the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.
Management believes that there has been no material change in the Company's interest rate risk on market risk since December 31, 1998.

            The discussion above entitled "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of Year 2000 issues is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation efforts and contingency plans will not operate as intended, the Company's failure to timely or completely identify all software and hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of Year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward-looking statements

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.
         On April 28, 1999 the Company held the annual meeting of the stockholders for the following purposes: (1) to elect three directors for a three-year term expiring in 2002, and until their successors are elected and qualified; (2) to ratify the appointment by the Board of Directors of Castaing, Hussey, Lolan & Dauterive, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

Votes were cast as follows:

----------------------------------------------------------------------------------------------------------------------
                                  1 (a) William H.                  1 (b).  Jerry                1 (c). John H.
                                  Mouton                            Reaux                        DeJean
----------------------------------------------------------------------------------------------------------------------
For                                      1,409,791                         1,416,091                        1,416,091
----------------------------------------------------------------------------------------------------------------------
Withheld                                    19,568                            13,268                           13,268
----------------------------------------------------------------------------------------------------------------------
Total Votes Cast                         1,429,359                         1,429,359                        1,429,359
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------
                                  2 Castaing, Hussey, Lolan &
                                  Dauterive, LLP
----------------------------------------------------------------
----------------------------------------------------------------
For                                      1,427,243
----------------------------------------------------------------
Against                                        950
----------------------------------------------------------------
Abstain                                      1,166
----------------------------------------------------------------
Total Votes Cast                         1,429,359
----------------------------------------------------------------

Item 5.  Other Information.
             Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
    a)  3.1*    Articles of Incorporation of Acadiana Bancshares, Inc.
        3.2*    Bylaws of Acadiana Bancshares, Inc.
        4.0*    Form of Stock Certificate of Acadiana Bancshares, Inc.
       10.1**   Stock Option Plan
       10.2**   1996 Recognition and Retention Plan and Trust Agreement for Employees
                and Non-Employee Directors
       10.3***  Employment Agreement between LBA Savings Bank and Gerald G. Reaux, Jr.
       10.4*    Form of Severance Agreement between Acadiana Bancshares, Inc., LBA
                Savings Bank and Lawrence Gankendorff, James J. Montelaro, Gregory
                King, Mary Anne Bertrand, Wayne Bares, Emile E. Soulier, III and Thomas
                F. Debaillon
       27.0     Financial Data Schedule

    b)          No Form 8-K reports were filed during the quarter.

    -------------------------

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


                                ACADIANA BANCSHARES, INC.


Date:  May 10, 1999             By:  /s/ GERALD G. REAUX, JR.
                                     ----------------------------------
                                     Gerald G. Reaux, Jr., President and
                                     Chief Executive Officer


Date:  May 10, 1999             By:  /s/ EMILE E. SOULIER, III
                                     --------------------------------
                                     Emile E. Soulier, III, Vice-President and
                                     Chief Financial Officer