Form 10-Q
period 1999-06-30
ACADIANA BANCSHARES INC /LA
filed 1999-08-16
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                              Louisiana                                            72-1317124
   (State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer
                                                                               Identification No.)

                      101 West Vermilion Street
                        Lafayette, Louisiana                                         70501
              (Address of Principal Executive Offices)                             (Zip Code)

                                 (318) 232-4631
              (Registrant's Telephone Number, Including Area Code)

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

         As of June 30, 1999, 1,559,023 shares of the Registrant's common stock were issued and outstanding. Of that total, 217,301 shares were held by the Registrant's Employee Stock Ownership Plan, of which 152,824 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  (As of June 30, 1999 and December 31, 1998)                                        3

                  Consolidated Statements of Operations (For the three and six months
                  ended June 30, 1999 and 1998)                                                      4

                  Consolidated Statements of Stockholders' Equity (For the six
                  months ended June 30, 1999 and 1998)                                               5

                  Consolidated Statements of Cash Flows (For the six months
                  ended June 30, 1999 and 1998)                                                      6

                  Notes to Consolidated Financial Statements                                         7

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                9

Item 3            Quantitative and Qualitative Disclosures About Market Risk                        19

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                                                 21
Item 2            Changes in Securities                                                             21
Item 3            Defaults Upon Senior Securities                                                   21
Item 4            Submission of Matters to a Vote of Security Holders                               22
Item 5            Other Information                                                                 22
Item 6            Exhibits and Reports on Form 8-K                                                  22

Signatures                                                                                          23

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)

                                                                                   June 30,        December 31,
                                                                                    1999              1998
                                                                                  ---------         ---------
ASSETS
Cash and Cash Equivalents:
     Cash and Amounts Due from Banks                                              $   4,018         $     844
      Interest Bearing Deposits                                                       7,351             6,734
                                                                                  ---------         ---------
          Total                                                                      11,369             7,578
Trading Securities                                                                      426               575
Securities Available for Sale, at fair value                                          5,449            14,995
Mortgage-Backed Securities:
      Available for Sale, at fair value                                              17,931            11,409
      Held to Maturity (fair value of $12,411 and $12,694, respectively)             12,162            12,360
Loans Receivable, net of Allowance for
      Loan Losses of $2,738 and $2,726, respectively                                229,746           225,752
Investment in Limited Liability Company                                                 878               966
Federal Home Loan Bank Stock, at Cost                                                 2,998             2,920
Real Estate Owned, Net                                                                   53                 7
Premises and Equipment, Net                                                           2,666             2,777
Accrued Interest Receivable                                                           1,382             1,367
Other Assets                                                                          1,710             1,383
                                                                                  ---------         ---------
           TOTAL ASSETS                                                           $ 286,770         $ 282,089
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                          $ 208,635         $ 200,647
Advances from Federal Home Loan Bank                                                 47,728            47,228
Accrued Interest Payable on Deposits                                                    168               124
Advance Payments by Borrowers for Taxes and Insurance                                   524               394
Accrued and Other Liabilities                                                         1,782             1,522
                                                                                  ---------         ---------
           TOTAL LIABILITIES                                                        258,837           249,915
                                                                                  ---------         ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
    -0- shares issued or outstanding
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
   2,731,250 shares issued                                                               27                27
Additional Paid-In Capital                                                           32,230            32,192
Retained Earnings (Substantially Restricted)                                         21,666            20,932
Unearned Common Stock Held by ESOP                                                   (1,834)           (1,965)
Unearned Common Stock Held by RRP Trust                                              (1,188)           (1,335)
Treasury Stock, at Cost; 1,172,227 shares and 910,758 shares, respectively          (22,685)          (17,935)
Accumulated Other Comprehensive Income                                                 (283)              258
                                                                                  ---------         ---------
           TOTAL STOCKHOLDERS' EQUITY                                                27,933            32,174
                                                                                  ---------         ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 286,770         $ 282,089
                                                                                  =========         =========

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)

                                                              For the Three Months              For the Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                            -------------------------         -------------------------
                                                              1999             1998             1999             1998
                                                            --------         --------         --------         --------
INTEREST INCOME:
   Loans                                                    $  4,399         $  4,433         $  8,785         $  8,767
   Mortgage-Backed Securities                                    518              493              964            1,024
   Investment Securities                                         129              187              333              413
   Interest Bearing Deposits                                     131              360              230              576
                                                            --------         --------         --------         --------
         Total interest income                              $  5,177         $  5,473         $ 10,312         $ 10,780
                                                            --------         --------         --------         --------

INTEREST EXPENSE:
   Deposits                                                 $  2,280         $  2,343         $  4,537         $  4,614
   Advances from Federal Home Loan Bank                          647              686            1,247            1,290
                                                            --------         --------         --------         --------
         Total Interest Expense                                2,927            3,029            5,784            5,904
                                                            --------         --------         --------         --------

Net Interest Income                                            2,250            2,444            4,528            4,876
Provision for Loan Losses                                       --                 45             --                 90
                                                            --------         --------         --------         --------
Net Interest Income After Provision for Loan Losses            2,250            2,399            4,528            4,786
                                                            --------         --------         --------         --------

NON-INTEREST INCOME:
   Loan Fees and Service Charges                            $     36         $     34         $     68         $     69
   Servicing Fees on Loans Sold                                   13               12               28               23
   Deposit Fees and Service Charges                              226              198              445              375
   Trading Account (Losses) Gains , Net                           28              (45)               7               50
   Gain (Loss) on Sale of Loans, Net                              27               82               89              127
   Loss from Investment in Limited Liability Company             (43)            --                (88)            --
   Other                                                          25               19               51               40
                                                            --------         --------         --------         --------
         Total Non-Interest Income                          $    312         $    300         $    600         $    684
                                                            --------         --------         --------         --------

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                           $    845         $    829         $  1,752         $  1,693
   Occupancy                                                      72               76              150              138
   Depreciation                                                   90              100              178              178
   Net Costs of Real Estate Owned                                 12               (4)              24              (26)
   SAIF Deposit Insurance Premium                                 29               30               60               59
   Advertising                                                    33               75               66              168
   Bank Shares and Franchise Tax Expense                          84              108              190              216
   Other                                                         496              492              961              855
                                                            --------         --------         --------         --------
         Total Non-Interest Expenses                        $  1,661         $  1,706         $  3,381         $  3,281
                                                            --------         --------         --------         --------

Income Before Income Taxes                                  $    901         $    993         $  1,747         $  2,189
Income Tax Expense                                               325              365              625              797
                                                            --------         --------         --------         --------
Net Income                                                  $    576         $    628         $  1,122         $  1,392
                                                            ========         ========         ========         ========
Net Income Per Common Share - basic                         $   0.41         $   0.28         $   0.77         $   0.61
Net Income Per Common Share - diluted                       $   0.40         $   0.27         $   0.75         $   0.59

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                                            Retained      Unearned
                                                            Additional      Earnings       Common
                                                Common        Paid In    (Substantially  Stock Held
                                                Stock         Capital      Restricted)     By ESOP
                                               --------       --------      --------      --------
BALANCE, JANUARY 1, 1998                       $     27       $ 32,005      $ 19,355      $ (2,228)

Comprehensive Income:
     Net Income                                                                1,392
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes

Total Comprehensive Income

Common Stock Released by ESOP Trust                                119                         132

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust

Repurchase of Common Stock

Cash Dividends Declared                                                         (518)
                                               --------       --------      --------      --------

BALANCE, JUNE 30, 1998                         $     27       $ 32,124      $ 20,229      $ (2,096)
                                               ========       ========      ========      ========

BALANCE, JANUARY 1, 1999                       $     27       $ 32,192      $ 20,932      $ (1,965)


Comprehensive Income:
     Net Income                                                                1,122
     Change in Unrealized Gain (Loss)
       on Securities Available for Sale,
       Net of Deferred Taxes


Total Comprehensive Income

Common Stock Released by ESOP Trust                                66                          131

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                          (8)

Common Stock Issued                                               (20)

Repurchase of Common Stock

Cash Dividends Declared                                                         (388)
                                               --------       --------      --------      --------
BALANCE, JUNE 30, 1999                         $     27       $ 32,230      $ 21,666      $ (1,834)
                                               ========       ========      ========      ========

                                                    Unearned
                                                     Common                       Accumulated
                                                      Stock                         Other          Total
                                                     Held By        Treasury     Comprehensive   Stockholders'
                                                     RRP Trust       Stock          Income         Equity
                                                     --------       --------       --------       --------
BALANCE, JANUARY 1, 1998                             $ (1,602)      $ (3,445)      $    450       $ 44,562

Comprehensive Income:
     Net Income                                                                                      1,392
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes                                                        (126)          (126)
                                                                                                  --------
Total Comprehensive Income                                                                           1,266

Common Stock Released by ESOP Trust                                                                    251

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                 124                                          124

Repurchase of Common Stock                                            (1,785)                       (1,785)

Cash Dividends Declared                                                                               (518)
                                                     --------       --------       --------       --------
BALANCE, JUNE 30, 1998                               $ (1,478)      $ (5,230)      $    324       $ 43,900
                                                     ========       ========       ========       ========

BALANCE, JANUARY 1, 1999                               (1,335)      $(17,935)      $    258       $ 32,174


Comprehensive Income:
     Net Income                                                                                      1,122
     Change in Unrealized Gain (Loss)
       on Securities Available for Sale,
       Net of Deferred Taxes
                                                                                       (541)          (541)
                                                                                                  --------
Total Comprehensive Income                                                                             581

Common Stock Released by ESOP Trust                                                                    197

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                 147                                          139

Common Stock Issued                                                      39                             19

Repurchase of Common Stock                                           (4,789)                        (4,789)

Cash Dividends Declared                                                                               (388)
                                                     --------       --------       --------       --------
BALANCE, JUNE 30, 1999                               $ (1,188)      $(22,685)      $   (283)      $ 27,933
                                                     ========       ========       ========       ========

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                          For the Six Months
                                                                                       -------------------------
                                                                                       June 30,         June 30,
                                                                                         1999             1998
                                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  1,122         $  1,392
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      189              184
         Provision for deferred income taxes                                                (32)              16
         Provision for losses on loans                                                     --                 90
         Compensation expense recognized on RRP                                             139              124
         ESOP contribution                                                                  197              251
         Other gains and losses, net                                                        (10)              (8)
         Net change in securities classified as trading                                     149              (89)
         Loss from investment in limited liability company                                   88             --
         Gain on sale of loans held for sale                                                (89)            (127)
         Proceeds from sale of loans held for sale                                        8,464           10,184
         Originations of loans held for sale                                             (8,375)         (10,057)
         Accretion of discounts, net of premium amortization on securities                   (7)             (24)
         Amortization of deferred revenues and unearned income on loans                      58              (33)
         FHLB stock dividend received                                                       (78)             (70)
         Changes in assets and liabilities:
                 Increase (decrease) in accrued interest receivable                         (15)              22
                 Increase in other assets                                                   (27)             (83)
                 Increase in accounts payable and accrued expenses                          303               65
                                                                                       --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 2,076            1,837
                                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from calls and maturities of securities available for sale             19,425            5,000
         Purchases of securities available for sale                                     (19,977)            --
         Principal collections on mortgage-backed securities available for sale           2,651            3,236
         Principal collections on mortgage-backed securities held to maturity               310              194
         Purchase of FHLB stock                                                            --               (599)
         Net advances on loans                                                           (4,109)          (7,723)
         Purchase of premises and equipment                                                 (69)            (251)
         Proceeds from sale of premises and equipment                                         7             --
         Proceeds from sale of real estate owned and other property acquired                 20              274
         Capital costs incurred on real estate owned and other property acquired             (4)              (4)
                                                                                       --------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (1,746)             127
                                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in demand, NOW and savings deposits                                   3,856            6,513
         Net change in time deposits                                                      4,132            1,959
         Net change in mortgage escrow funds                                                130              113
         Proceeds from FHLB advances                                                     46,000           13,100
         Payments on FHLB advances                                                      (45,500)            --
         Dividends paid to shareholders                                                    (387)            (524)
         Common stock issued                                                                 19             --
         Purchase of treasury stock                                                      (4,789)          (1,785)
                                                                                       --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 3,461           19,376
                                                                                       --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 3,791           21,340
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,578           14,157
                                                                                       --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 11,369         $ 35,497
                                                                                       ========         ========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
         Acquisition of real estate in settlement of loans                             $     56         $     82
         Unrealized loss on securities                                                 $   (820)        $   (190)
SUPPLEMENTAL DISCLOSURES:
         Cash paid for:
                 Interest on deposits and borrowings                                   $  5,722         $  5,770
                 Income taxes                                                          $    508         $    510

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

(2)    LOANS RECEIVABLE

Loans receivable (in thousands) at June 30, 1999 and December 31, 1998 consisted of the following:

                                                  June 30,        December 31,
                                                    1999              1998
                                                  ---------         ---------
Mortgage Loans:
      Single Family Residential                   $ 169,252         $ 168,533
      Single Family Construction                      9,985            11,651
      Multi-family Residential                          454               481
      Commercial Real Estate                          7,931             9,371
                                                  ---------         ---------
          Total Mortgage loans                      187,622           190,036
                                                  ---------         ---------

Commercial Business Loans                            27,454            23,143

Consumer Loans                                       23,255            21,388

                                                  ---------         ---------
          Total Loans                               238,331           234,567
Less:
      Allowance for Loan Losses                       2,738             2,726
      Unearned Discounts/Deferred Premiums              (29)              (57)
      Net Deferred Loan Origination Fees                294               357
      Loans in Process                                5,582             5,789
                                                  ---------         ---------
          Net Loans                               $ 229,746         $ 225,752
                                                  =========         =========

(3)      EARNINGS PER SHARE

The Company adopted FAS ("Financial Accounting Standard") 128, Earnings Per Share, as of December 31, 1997. Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (155,530 and 177,422 shares for the quarter ended June 30, 1999 and June 30, 1998, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (79,972 and 94,611 for the quarter ended June 30, 1999 and June 30, 1998, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

                                                          Three months ended                           Six months ended
                                                   --------------------------------            --------------------------------
                                                 June 30, 1999         June 30, 1998         June 30, 1999          June 30, 1998
                                                   ----------            ----------            ----------            ----------
BASIC EPS
Income available to Common Stockholders            $  576,000            $  628,000            $1,122,000            $1,392,000
                                                   ==========            ==========            ==========            ==========

Weighted average shares of common
stock outstanding                                   1,405,227             2,271,520             1,465,600             2,283,076
                                                   ==========            ==========            ==========            ==========

Per-Share Amount                                   $     0.41            $     0.28            $     0.77            $     0.61
                                                   ==========            ==========            ==========            ==========
DILUTED EPS
Effect of Dilutive Securities:
  Stock Options Outstanding                            27,207                61,880                26,780                58,392
  Restricted Stock Grants                              11,006                17,269                 9,105                15,356
                                                   ----------            ----------            ----------            ----------

Weighted average shares of common
stock outstanding                                   1,443,440             2,350,669             1,501,485             2,356,824
                                                   ==========            ==========            ==========            ==========

Per-Share Amount                                   $     0.40            $     0.27            $     0.75            $     0.59
                                                   ==========            ==========            ==========            ==========

         This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential". Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include, but are not limited to, factors relating to the Year 2000, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, or policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.


CHANGES IN FINANCIAL CONDITION

         At June 30, 1999, the consolidated assets of the Company totaled $286.8 million, an increase of $4.7 million, or 1.7%, from December 31, 1998. The primary reasons for the increase in consolidated assets were an increase in cash and cash equivalents of $3.8 million, or 50.0%, an increase in mortgage-backed securities available for sale of $6.5 million, or 57.2%, and an increase in loans receivable, net, of $4.0 million, or 1.8%, all of which were partially offset by a decrease in investment securities available for sale of $9.5 million, or 63.7%. Asset growth was funded primarily by an increase in total deposits of $8.0 million, or 4.0%, together with an increase of $500,000, or 1.1%, in advances from Federal Home Loan Bank, which were partially offset by a decrease in total stockholders' equity of $4.2 million, or 13.2%.

         Cash and cash equivalents increased $3.8 million, or 50.0%, to $11.4 million at June 30, 1999, compared with $7.6 million at December 31, 1998. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $2.1 million, ($1.7) million, and $3.5 million, respectively, for the six months ended June 30, 1999. As of June 30, 1999, cash and cash equivalents funded 4.0% of total assets, compared with 2.7% at December 31, 1998. Nearing the end of the third quarter and during the fourth quarter of 1999, the Company plans to have sufficient cash available to meet a potential increase in cash withdrawals related to Year 2000 concerns.

         The Company owned $426,000 of trading securities as of June 30, 1999 compared with $575,000 at December 31, 1998. The Company has no intention to increase significantly its trading securities portfolio. Trading securities are carried at fair value.

         Investment securities available for sale decreased $9.5 million, or 63.7%, to $5.4 million at June 30, 1999, compared with $15.0 million at December 31, 1998. The primary reason for such decrease was the redemption of $19.4 million of investment securities, which was partially offset by the purchase of $10.0 million of investment securities. As of June 30, 1999, investment securities available for sale amounted to 1.9% of assets and consisted of U.S. Government and Federal agency obligations.

         The mortgage-backed securities available for sale portfolio increased $6.5 million, or 57.2%, to $17.9 million at June 30, 1999 as compared with $11.4 million at December 31, 1998. The increase reflects purchases of $10.0 million, which were partially offset by normal principal repayments of $3.0 million and a $544,000 decrease in unrealized gains on such securities. Mortgage-backed securities available for sale amounted to 6.3% of total assets at June 30, 1999 compared with 4.0% at December 31, 1998. Mortgage-backed securities held to maturity decreased $198,000, or 1.6%, to $12.2 million at June 30, 1999 compared with $12.4 million at December 31, 1998. Such decrease was primarily the result of principal repayments. Mortgage-backed securities amounted to 4.2% of total assets at June 30, 1999 compared with 4.4% at December 31, 1998.

         Loans receivable, net, increased $4.0 million, or 1.8%, to $229.7 million at June 30, 1999, compared with $225.8 million at December 31, 1998. Commercial business loans increased $4.3 million, or 18.6%, to $27.5 million at June 30, 1999 compared with $23.1 million at December 31, 1998. Consumer loans increased $1.9 million, or 8.7%, to $23.3 million at June 30, 1999 compared with $21.4 million at December 31, 1998. Partially offsetting these increases, single family residential loans decreased $947,000, or .5%, to $179.2 million at June 30, 1999 compared with $180.2 million at December 31, 1998, together with a $1.4 million, or 15.4%, decrease in commercial real estate mortgage loans, and a $27,000 decrease in multi-family residential mortgage loans. Loans receivable, net, were 80.1% of total assets as of June 30, 1999 compared with 80.0% at December 31, 1998.

         Deposits increased $8.0 million, or 4.0%, to $208.6 million at June 30, 1999, from $200.6 million at December 31, 1998. The increase in deposits is primarily attributable to growth in the Company's new Fleur de Lis accounts, which are interest bearing demand accounts, and to growth in certificates of deposit accounts. Total interest-bearing demand accounts increased $7.2 million during the six months ended June 30, 1999. Certificates of deposits increased $4.1 million, or 2.9%, to $145.2 million at June 30, 1999 compared with $141.0 million at December 31, 1998. Partially offsetting such increases, savings accounts decreased $2.8 million, or 14.1%, to $16.9 million at June 30, 1999 compared with $19.7 million at December 31, 1998, and non-interest bearing demand accounts decreased $587,000. Total deposits funded 72.8% of total assets at June 30, 1999 compared with 71.1% at December 31, 1998.

         Advances from the FHLB of Dallas increased $500,000, or 1.1%, to $47.7 million at June 30, 1999 from $47.2 million at December 31, 1998. Of the Company's total outstanding FHLB advances, $9.9 million were contractually due within twelve months, while an additional $10.0 million were callable in August of 1999, and quarterly thereafter. No payments are scheduled prior to the earlier of maturity or call dates. Under an existing blanket collateral agreement, the Company has the ability to borrow up to approximately $98.0 million from the FHLB of Dallas, which together with the current advances, would be secured by residential mortgage loans and by Federal Home Loan Bank Stock. Advances from the FHLB of Dallas funded 16.6% and 16.7% of assets at June 30, 1999 and December 31, 1998, respectively.

         Total stockholders' equity decreased $4.2 million, or 13.2%, to $27.9 million at June 30, 1999, compared with $32.2 million at December 31, 1998. The decrease was primarily attributable to the Company's program of repurchasing shares of common stock for the treasury in the amount of $4.8 million during the six months ended June 30, 1999, $388,000 in cash dividends declared on common stock, and a decrease in accumulated other comprehensive income of $541,000, all of which was partially offset by $1.1 million of net income, $197,000 of common stock released by the ESOP Trust, and $139,000 of common stock earned by participants of the Recognition and Retention Plan. The ratio of stockholders' equity to total assets was 9.7% and 11.4% at June 30, 1999 and December 31, 1998, respectively.

RESULTS OF OPERATIONS

         The Company reported net income of $576,000 for the three months ended June 30, 1999, compared with net income of $628,000 for the three months ended June 30, 1998. Income per common share, basic and diluted, was 41 cents and 40 cents, respectively for the quarter ended June 30, 1999, compared with 28 cents and 27 cents, respectively, for the quarter ended June 30, 1998. While net income decreased $52,000 in the second quarter of 1999 compared with the second quarter of 1998, income per common share, basic and diluted, both increased 13 cents per share. Because of the fewer average number of common shares outstanding at June 30, 1999, compared with June 30, 1998, the lower net income produces higher earnings per share. The $52,000, or 8.3%, decrease in net income for the quarter ended June 30, 1999 compared with the quarter ended June 30, 1998, was due primarily to a $194,000 decrease in net interest income, which was partially offset by a $12,000 increase in non-interest income, a $45,000 decrease in the provision for loan losses, a $45,000 decrease in non-interest expense, and a $40,000 decrease in income tax expense.

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

                                                                      Three Months Ended June 30
                                               ----------------------------------------------------------------------
       (Dollars in Thousands)                                 1999                                1998
                                               ---------------------------------    ---------------------------------
                                                                         Average                             Average
                                               Average                    Yield/    Average                   Yield/
                                               Balance      Interest       Cost     Balance      Interest      Cost
                                               --------     --------     --------   --------     --------    --------
Interest-earning assets:
    Loans receivable:
       Real estate mortgage loans              $176,679     $  3,351       7.59%    $183,220     $  3,603      7.87%
       Commercial business loans                 24,824          539       8.69%      17,868          427      9.56%
       Consumer and other loans                  22,260          509       9.15%      17,200          403      9.37%
                                               --------     --------                --------     --------
           Total loans                          223,763        4,399       7.86%     218,288        4,433      8.12%
    Mortgage-backed securities                   31,382          518       6.60%      28,312          493      6.97%
    Investment securities (1)                     9,114          129       5.66%      11,988          187      6.24%
    Other earning assets                         11,595          131       4.52%      28,070          360      5.13%
                                               --------     --------                --------     --------
       Total interest-earning assets            275,854        5,177       7.51%     286,658        5,473      7.64%
Noninterest-earning assets                        9,194     --------                   6,558     --------
                                               --------                             --------
       Total Assets                            $285,048                             $293,216
                                               ========                             ========

Interest-bearing liabilities:
    Deposits:
       Demand deposits                         $ 34,256          303       3.54%    $ 22,067          171      3.10%
       Savings deposits                          18,109           78       1.72%      22,172          130      2.35%
       Certificates of deposit                  139,178        1,899       5.46%     143,723        2,042      5.68%
                                               --------     --------                --------     --------
           Total deposits                       191,543        2,280       4.76%     187,962        2,343      4.99%
    Advance from FHLB                            50,461          647       5.13%      49,728          686      5.52%
                                               --------     --------                --------     --------
       Total interest-bearing                   242,004        2,927       4.84%     237,690        3,029      5.10%
                                                            --------                             --------
       liabilities
Noninterest-bearing demand deposits              10,813                                8,070
Other noninterest-bearing liabilities             2,711                                2,706
                                               --------                             --------
       Total liabilities                        255,528                              248,466
Stockholders' equity                             29,520                               44,750
                                               --------                             --------
       Total liabilities and                   $285,048                             $293,216
        stockholders' equity                   ========                             ========
Net interest-earning assets                    $ 33,850                             $ 48,968
                                               ========                             ========
Net interest income/interest rate spread                    $  2,250       2.67%                 $  2,444     2.54%
                                                            ========       ====                  ========     ====
Net interest margin                                                        3.26%                              3.41%
                                                                           ====                               ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities                   113.99%                              120.60%
                                                              ======                               ======

                                                                        Six Months Ended June 30
                                               ----------------------------------------------------------------------
       (Dollars in Thousands)                                 1999                                1998
                                               ---------------------------------    ---------------------------------
                                                                         Average                             Average
                                               Average                    Yield/    Average                   Yield/
                                               Balance      Interest       Cost     Balance      Interest      Cost
                                               --------     --------     --------   --------     --------    --------
Interest-earning assets:
    Loans receivable:
       Real estate mortgage loans              $177,902     $  6,760       7.60%    $183,466     $  7,196      7.84%
       Commercial business loans                 24,099        1,029       8.54%      16,684          792      9.49%
       Consumer and other loans                  21,794          996       9.14%      16,568          779      9.40%
                                               --------     --------                --------     --------
           Total loans                          223,795        8,785       7.85%     216,718        8,767      8.09%

    Mortgage-backed securities                   29,004          964       6.65%      29,252        1,024      7.00%
    Investment securities (1)                    11,623          333       5.73%      12,976          413      6.37%
    Other earning assets                         10,853          230       4.24%      22,925          576      5.03%
                                               --------     --------                --------     --------
       Total interest-earning assets            275,275       10,312       7.49%     281,871       10,780      7.65%
                                                            --------                             --------
Noninterest-earning assets                        8,442                                6,460
                                               --------                             --------
       Total Assets                            $283,717                             $288,331
                                               ========                             ========
Interest-bearing liabilities:
    Deposits:
       Demand deposits                         $ 32,864          558       3.40%    $ 20,786          313      3.01%
       Savings deposits                          18,643          159       1.71%      22,688          254      2.24%
       Certificates of deposit                  140,022        3,820       5.46%     142,783        4,047      5.67%
                                               --------     --------                --------     --------
           Total deposits                       191,529        4,537       4.74%     186,257        4,614      4.95%
    Advance from FHLB                            48,678        1,247       5.12%      46,564        1,290      5.54%
                                               --------     --------                --------     --------
       Total interest-bearing liabilities       240,207        5,784       4.82%     232,821        5,904      5.07%
                                                            --------                             --------
Noninterest-bearing demand deposits              10,397                                8,107
Other noninterest-bearing liabilities             2,523                                2,570
                                               --------                             --------
       Total liabilities                        253,127                              243,498
       Stockholders' equity                      30,590                               44,833
                                               --------                             --------
       Total liabilities and                   $283,717                             $288,331
       stockholders' equity                    ========                             ========

Net interest-earning assets                    $ 35,068                             $ 49,050
                                               ========                             ========
Net interest income/interest rate spread                   $  4,528        2.67%                 $  4,876     2.58%
                                                           ========        ====                  ========     ====
Net interest margin                                                        3.29%                              3.46%
                                                                           ====                               ====

Ratio of average interest-earning assets
    to average interest-bearing liabilities                  114.60%                               121.07%
                                                             ======                                ======

(1) Includes FHLB stock

         The Company reported net income of $1.1 million for the six months ended June 30, 1999, compared with net income of $1.4 million for the six months ended June 30, 1998. Income per common share, basic and diluted, was 77 cents and 75 cents, respectively for the six months ended June 30, 1999, compared with 61 cents and 59 cents, respectively, for the six months ended June 30, 1998. While net income decreased $270,000 in the first six months of 1999 compared with the first six months of 1998, income per common share, basic and diluted, both increased 16 cents per share because of the fewer average number of common shares outstanding during the six month period ended June 30, 1999, compared with the six month period ended June 30, 1998. The $270,000, or 19.4%, decrease in net income for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, was due primarily to a $348,000 decrease in net interest income, an $84,000 decrease in non-interest income, and a $100,000 increase in non-interest expense which was partially offset by a $90,000 decrease in the provision for loan losses, and a $172,000 decrease in income tax expense.

NET INTEREST INCOME

         Net interest income decreased by $194,000, or 7.9%, to $2.3 million for the three months ended June 30, 1999, compared with $2.4 million for the three months ended June 30, 1998. Average net interest earning assets for the three months ended June 30, decreased $15.1 million, or 30.9%, from $49.0 million at June 30, 1998 to $33.9 million at June 30, 1999. The primary reason for the decrease in average net interest earning assets was the Company's utilization of its cash to fund common stock repurchases. The average net interest rate spread increased 13 basis points for the three months ended June 30, 1999 to 2.67% compared to 2.54% for the three months ended June 30, 1998. Although the average yield on interest-earning assets decreased 13 basis points from 7.64% at June 30, 1998, to 7.51% for the three months ended June 30, 1999, the average cost of interest-bearing liabilities decreased 26 basis points, from 5.10% for the three months ended June 30, 1998 to 4.84% at June 30, 1999. Such changes in average yields and rates primarily reflect changes in market rates of interest.

         Net interest income decreased by $348,000, or 7.1%, to $4.5 million for the six months ended June 30, 1999, compared with $4.9 million for the six months ended June 30, 1998. Average net interest earning assets for the six months ended June 30, decreased $14.0 million, or 28.5%, from $49.1 million at June 30, 1998 to $35.1 million at June 30, 1999. The primary reason for the decrease in average net interest earning assets was the Company's utilization of its cash to fund common stock repurchases. The average net interest rate spread increased nine basis points for the six months ended June 30, 1999 to 2.67% compared to 2.58% for the six months ended June 30, 1998. Although the average yield on interest-earning assets decreased 16 basis points from 7.65% at June 30, 1998, to 7.49% for the six months ended June 30, 1999, the average cost of interest-bearing liabilities decreased 25 basis points, from 5.07% for the six months ended June 30, 1998 to 4.82% at June 30, 1999. Such changes in average yields and rates primarily reflect changes in market rates of interest.

INTEREST INCOME

         Interest income decreased $296,000, or 5.4%, to $5.2 million for the three months ended June 30, 1999 from $5.5 million for the three months ended June 30, 1998. The decline in interest income resulted primarily from a decline in average interest-earning assets, compounded by a lower overall average yield on interest-earning assets. Average interest-earning assets decreased $10.8 million, or 3.8%, from $286.7 million at June 30, 1998 to $275.9 million at June 30, 1999. Interest income on loans decreased in spite of a higher level of average loans, because of a decline in yields primarily as a result of the declining interest rate environment over the past twelve months. Interest income from loans decreased slightly by $34,000, or 0.8%. The average balance of loans increased $5.5 million, or 2.5%, from $218.3 million for the three months ended June 30, 1998 to $223.8 million for the three months ended June 30, 1999. The yield on loans decreased 26 basis points, from 8.12% for the quarter ended June 30, 1998 to 7.86% for the quarter ended June 30, 1999. Interest income from mortgage-backed securities increased $25,000, or 5.1%, from $493,000 for the quarter ended June 30, 1998 to $518,000 for the quarter ended June 30, 1999. The increase in interest income from mortgage-backed securities resulted from a higher average balance of mortgage-backed securities, partially offset by a lower overall yield on such securities. The average balance of mortgage-backed securities increased $3.1 million, or 10.8%, from $28.3 million for the three months ended June 30, 1998 to $31.4 million for the three months ended June 30, 1999. The average yield on mortgage-backed securities decreased 37 basis points, from 6.97% for the quarter ended June 30, 1998 to 6.60% for the quarter ended June 30, 1999. Interest income from investment securities decreased because of a decline in yields thereon, compounded by a decline in the average level of such investments. Interest income from investment securities decreased $58,000, or 31.0%, from $187,000 for the quarter ended June 30, 1998 to $129,000 for the quarter ended June 30, 1999. The average balance of investment securities decreased $2.9 million, or 24.0%, from $12.0 million for the three months ended June 30, 1998 to $9.1 million for the three months ended June 30, 1999. The yield on investment securities decreased 58 basis points, from 6.24% for the quarter ended June 30, 1998 to 5.66% for the quarter ended June 30, 1999. Interest income from other earning assets decreased $229,000, or 63.6%, from $360,000 for the quarter ended June 30, 1998 to $131,000 for the quarter ended June 30, 1999. The decline in interest income from other earning assets resulted from a lower level of average other earning assets, compounded by a lower overall yield on other earning assets. The average balance of other earning assets decreased $16.5 million, or 58.7%, from $28.1 million for the three months ended June 30, 1998 to $11.6 million for the three months ended June 30, 1999. The yield on other earning assets decreased 61 basis points, from 5.13% for the quarter ended June 30, 1998 to 4.52% for the quarter ended June 30, 1999.

         Interest income decreased $468,000, or 4.3%, to $10.3 million for the six months ended June 30, 1999 from $10.8 million for the six months ended June 30, 1998. The decline in interest income resulted primarily from a decline in average interest-earning assets, compounded by a lower overall average yield on interest-earning assets. Average interest-earning assets decreased $6.6 million, or 2.3%, from $281.9 million for the six months ended June 30, 1998 to $275.3 million for the six months ended June 30, 1999. Interest income on loans increased slightly because of a higher level of average loans, which was substantially offset by a decline in yields. Interest income from loans increased slightly by $18,000, or 0.2%. The average balance of loans increased $7.1 million, or 3.3%, from $216.7 million for the six months ended June 30, 1998 to $223.8 million for the six months ended June 30, 1999. The yield on loans decreased 24 basis points, from 8.09% for the six months ended June 30, 1998 to 7.85% for the six months ended June 30, 1999. Interest income from mortgage-backed securities decreased $60,000, or 5.9%, from $1.0 million for the six months ended June 30, 1998 to $964,000 for the six months ended June 30, 1999. The decrease in interest income from mortgage-backed securities resulted from a lower average balance of mortgage-backed securities, compounded by a lower overall yield on such securities. The average balance of mortgage-backed securities decreased $248,000, or 0.8%, from $29.3 million for the six months ended June 30, 1998 to $29.0 million for the six months ended June 30, 1999. The average yield on mortgage-backed securities decreased 35 basis points, from 7.00% for the six months ended June 30, 1998 to 6.65% for the six months ended June 30, 1999. Interest income from investment securities decreased because of a decline in yields thereon, compounded by a decline in the average level of such investments. Interest income from investment securities decreased $80,000, or 19.4%, from $413,000 for the six months ended June 30, 1998 to $333,000 for the six months ended June 30, 1999. The average balance of investment securities decreased $1.4 million, or 10.4%, from $13.0 million for the six months ended June 30, 1998 to $11.6 million for the six months ended June 30, 1999. The yield on investment securities decreased 64 basis points, from 6.37% for the six months ended June 30, 1998 to 5.73% for the six months ended June 30, 1999. Interest income from other earning assets decreased $346,000, or 60.1%, from $576,000 for the six months ended June 30, 1998 to $230,000 for the six months ended June 30, 1999. The decline in interest income from other earning assets resulted from a lower level of average other earning assets, compounded by a lower overall yield on other earning assets. The average balance of other earning assets decreased $12.1 million, or 52.7%, from $22.9 million for the six months ended June 30, 1998 to $10.9 million for the six months ended June 30, 1999. The yield on other earning assets decreased 79 basis points, from 5.03% for the six months ended June 30, 1998 to 4.24% for the six months ended June 30, 1999.

INTEREST EXPENSE

         Interest expense decreased $102,000, or 3.4%, for the three months ended June 30, 1999, compared with the three months ended June 30, 1998. A higher average balance of deposits and advances from the Federal Home Loan Bank (interest-bearing liabilities) was more than offset by a lower average cost of such funds. Average interest-bearing liabilities increased $4.3 million, or 1.8%, to $242.0 million for the three months ended June 30, 1999, compared with $237.7 million for the three months ended June 30, 1998. The cost of interest-bearing liabilities decreased 26 basis points, from 5.10% for the three months ended June 30, 1998 to 4.84% for the three months ended June 30, 1999. Interest expense on deposits decreased $63,000, or 2.7%, for the three months ended June 30, 1999, compared with the three months ended June 30, 1998. A higher average balance in interest-bearing deposits was more than offset by a lower average rate paid on such deposits. The average balances of interest-bearing deposits increased $3.6 million, or 1.9%, from $188.0 million for the three months ended June 30, 1998, to $191.5 million for the three months ended June 30, 1999. The average cost of interest-bearing deposits decreased 23 basis points, from 4.99% for the three months ended June 30, 1998 to 4.76% for the three months ended June 30, 1999. Interest expense on advances from the Federal Home Loan Bank decreased $39,000, or 5.7%, from $686,000 for the three months ended June 30, 1998 to $647,000 for the three months ended June 30, 1999. A decrease in the cost of advances from the Federal Home Loan Bank more than offset the cost associated with an increase in average borrowings. The average balance of advances from the Federal Home Loan Bank increased $733,000, from $49.7 million for the three months ended June 30, 1998 to $50.5 million for the three months ended June 30, 1999. The average cost of borrowings from the Federal Home Loan Bank decreased 39 basis points, from 5.52% for the three months ended June 30, 1998 to 5.13% for the three months ended June 30, 1999.

         Interest expense decreased $120,000, or 2.0%, for the six months ended June 30, 1999, compared with the six months ended June 30, 1998. A higher average balance of deposits and advances from the Federal Home Loan Bank (interest-bearing liabilities) was more than offset by a lower average cost of such funds. Average interest-bearing liabilities increased $7.4 million, or 3.2%, to $240.2 million for the six months ended June 30, 1999, compared with $232.8 million for the six months ended June 30, 1998. The cost of interest-bearing liabilities decreased 25 basis points, from 5.07% for the six months ended June 30, 1998 to 4.82% for the six months ended June 30, 1999. Interest expense on deposits decreased $77,000, or 1.7%, for the six months ended June 30, 1999, compared with the six months ended June 30, 1998. A higher average balance in interest-bearing deposits was more than offset by a lower cost of maintaining such deposits. The average balances of interest-bearing deposits increased $5.3 million, or 2.8%, from $186.3 million for the six months ended June 30, 1998, to $191.5 million for the six months ended June 30, 1999. The cost of interest-bearing deposits decreased 21 basis points, from 4.95% for the six months ended June 30, 1998 to 4.74% for the six months ended June 30, 1999. Interest expense on advances from the Federal Home Loan Bank decreased $43,000, or 3.3%, from $1.3 million for the six months ended June 30, 1998 to $1.2 million for the six months ended June 30, 1999. A decrease in the cost of advances from the Federal Home Loan Bank more than offset the cost associated with an increase in average borrowings. The average balance of advances from the Federal Home Loan Bank increased $2.1 million, or 4.5%, from $46.6 million for the six months ended June 30, 1998 to $48.7 million for the six months ended June 30, 1999. The average cost of borrowings from the Federal Home Loan Bank decreased 42 basis points, from 5.54% for the six months ended June 30, 1998 to 5.12% for the six months ended June 30, 1999.


PROVISION FOR LOAN LOSSES

         The Company made no provision for loan losses for the three months ended June 30, 1999, compared with a $45,000 provision for loan losses for the three months ended June 30, 1998. The Company made no provision for loan losses for the six months ended June 30, 1999, compared with a $90,000 provision for loan losses for the three months ended June 30, 1998. The allowance for loan losses to total loans was 1.15%, and 1.22% at June 30, 1999, and 1998, respectively.

         The Company's non-performing assets amounted to 0.10% of total assets at June 30, 1999 compared with 0.13% at June 30, 1998. As of June 30, 1999, no loans were past due ninety days or more and still accruing. Non-accrual loans amounted to $232,000, and troubled debt restructings amounted to $474,000, respectively, as of June 30, 1999, compared with $354,000 and $503,000, respectively, at June 30, 1998. In addition, the ratio of the Company's allowance for loan losses to non-performing loans and troubled debt restructurings was 387.82% at June 30, 1999 compared with 328.82% at June 30, 1998. For the six months ended June 30, 1999, loan recoveries exceeded loan charge-offs by $12,000.

NON-INTEREST INCOME

         Non-interest income increased $12,000, or 4.0%, to $312,000 for the three months ended June 30, 1999, from $300,000 for the three months ended June 30, 1998. Absent gains and losses related to investments and sales of loans and investments, non-interest income consists of servicing fees and charges on loans, servicing fees and charges on deposits, and miscellaneous income. Income from these sources increased $37,000, or 14.1%, from $263,000 for the three months ended June 30, 1998 to $300,000 for the three months ended June 30, 1999. Deposit fees and service charges increased $28,000, or 14.1% to $226,000 for the three months ended June 30, 1999 compared with $198,000 for the three months ended June 30, 1998. Net gains related to investments and sales of loans and investments were $12,000 for the three months ended June 30, 1999 compared with a gain of $37,000 for the three months ended June 30, 1998. The Company realized a gain of $28,000 for the three months ended June 30, 1999 compared with a loss of $45,000 from investment securities for the three months ended June 30, 1998. The Company realized a gain of $27,000 on the sale of fixed rate loans for the three months ended June 30, 1999 compared with an $82,000 gain for the three months ended June 30, 1998. The Company invested in a limited liability company in the fourth quarter of 1998, and incurred a loss on such investment of $43,000 for the three months ended June 30, 1999.

         Non-interest income decreased $84,000, or 12.3%, to $600,000 for the six months ended June 30, 1999, from $684,000 for the six months ended June 30, 1998. Absent gains and losses related to investments and sales of loans and investments, non-interest income consists of servicing fees and charges on loans, servicing fees and charges on deposits, and miscellaneous income. Income from these sources increased $85,000, or 16.8%, from $507,000 for the six months ended June 30, 1998 to $592,000 for the six months ended June 30, 1999. Deposit fees and service charges increased $70,000, or 18.7% to $445,000 for the six months ended June 30, 1999 compared with $375,000 for the six months ended June 30, 1998. Net gains related to investments and sales of loans and investments were $8,000 for the six months ended June 30, 1999 compared with a gain of $177,000 for the six months ended June 30, 1998. The Company realized a gain of $7,000 for the six months ended June 30, 1999 compared with a gain of $50,000 from investment securities for the six months ended June 30, 1998. The Company realized a gain of $89,000 on the sale of fixed rate loans for the six months ended June 30, 1999 compared with a $127,000 gain for the six months ended June 30, 1998. The Company invested in a limited liability company in the fourth quarter of 1998, and incurred a loss on such investment of $88,000 for the six months ended June 30, 1999.

NON-INTEREST EXPENSE

         Non-interest expense decreased slightly, by $45,000, amounting to $1.7 million for each of the three months ended June 30, 1998 and 1999. Salaries and employee benefits increased $16,000, or 1.9%, to $845,000 for the three months ended June 30, 1999, from $829,000 for the three months ended June 30, 1998. Occupancy expenses decreased $4,000, depreciation expense decreased $10,000, and all other expenses decreased $47,000. Non-interest expense increased $100,000, or 3.0%, amounting to $3.4 million for the six months ended June 30, 1999 compared with $3.3 million for the six months ended June 30, 1998. Salaries and employee benefits increased $59,000, or 3.5%, to $1.8 million for the six months ended June 30, 1999, from $1.7 million for the six months ended June 30, 1998. Occupancy expenses increased $12,000, depreciation expense remained at $178,000 for both periods, and all other expenses increased $29,000.


INCOME TAX EXPENSE

         Income tax expense decreased $40,000, or 11.0%, to $325,000 for the three months ended June 30, 1999, from $365,000 for the three months ended June 30, 1998. The decrease in income tax expense relates primarily to the decrease in taxable income, and to a slightly lower effective tax rate applied to income before taxes. Income before taxes decreased $92,000, or 9.3%, to $901,000 for the three months ended June 30, 1999, from $993,000 for the three months ended June 30, 1998.

     Income tax expense decreased $172,000, or 21.6%, to $625,000 for the six months ended June 30, 1999, from $797,000 for the six months ended June 30, 1998. The decrease in income tax expense relates primarily to the decrease in taxable income, and to a slightly lower effective tax rate applied to income before taxes. Income before taxes decreased $442,000, or 20.2%, to $1.7 million for the six months ended June 30, 1999, from $2.2 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities from its loan portfolio and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under an existing blanket collateral agreement covering residential mortgage loans, the Company has the ability to borrow up to approximately $98.0 million from the Federal Home Loan Bank of Dallas ("FHLB") through its subsidiary bank. At June 30, 1999, the Bank had $47.7 million outstanding advances from the FHLB, and no other borrowings. In connection with possible increased liquidity needs relating to Year 2000 concerns, the Company made certain additional borrowing arrangements with the Federal Reserve Bank of Atlanta.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1999, the total approved loan commitments outstanding amounted to $6.7 million and the undisbursed loans in process totaled $8.5 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $10.8 million and $4,000 respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $76.1 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, which has caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

         Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At June 30, 1999, the Bank complied with all applicable regulatory capital requirements.

         The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 1999.

                                            Required                      Actual                        Excess
                                      --------------------        ----------------------        ----------------------
                                      Percent      Amount         Percent        Amount         Percent        Amount
                                      -------      -------        -------        -------        -------        -------
                                                                   (Dollars in Thousands)
Tier 1 leverage capital ratio           4.00%      $11,129          8.37%        $23,278          4.37%        $12,149
Risk-based capital ratios:
        Tier 1                          4.00         6,398         14.55          23,278         10.55          16,880

        Total                           8.00       $12,797         15.81         $25,296          7.81         $12,499

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

YEAR 2000

         The Year 2000 date change is possibly the largest technological challenge ever faced by the business and financial community. Many computer systems may not be able to distinguish between the year 2000 and the year 1900, which is a critical issue as the new millennium approaches. Most computers were originally programmed to record years using two-digit fields, rather than four-digit fields. Being Year 2000 ready means that software can appropriately distinguish between the year 1900 and the year 2000, as well as correctly interpreting certain other esoteric dates, which could otherwise lead to incorrect calculations or other problems

         The Company completed its awareness and assessment phases of its Year 2000 planning process. Several large third-party vendors provide the Company's essential information technology

("IT") systems. Based on successful test results, third-party vendors providing essential IT for the Company's financial and operation systems have made representations to the Company or the Bank that such products are Year 2000 ready. Such renovated products are installed and running at the Company, without any material change in recurring or ongoing operational costs relating to product support services or renovation of existing products and services provided by third party vendors. The Company has completed its assessment of issues related to the impact of the year 2000 on its critical IT and non-critical IT systems. Based on its assessment, the Company believes that there will be no consequences of its Year 2000 issues that will be material to the Company's business, results of operations or financial condition. The Company has estimated total costs of completion of its Year 2000 process to be less than $10,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

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

         The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to NII to sustained interest rate changes. While the ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also uses additional tools to monitor potential longer-term rate risk. More information may be found in Item 7A of the Company's Annual Report, on Form 10-K for the year ended December 31, 1998. Management believes that there has been no material change in the Company's interest rate risk or market risk since December 31, 1998.


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

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         On April 28, 1999 the Company held the annual meeting of the stockholders for the following purposes: (1) to elect three directors for a three-year term expiring in 2002, and until their successors are elected and qualified; (2) to ratify the appointment by the Board of Directors of Castaing, Hussey, Lolan & Dauterive, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. Votes were cast as follows:

         -------------------------- ------------------------ ----------------------- ------------------------
                                    1 (a) William H. Mouton      1 (b) Jerry Reaux.    1 (c ) John H. DeJean
         -------------------------- ------------------------ ----------------------- ------------------------
         For                                      1,409,791               1,416,091                1,416,091
         -------------------------- ------------------------ ----------------------- ------------------------
         Withheld                                    19,568                  13,268                   13,268
         -------------------------- ------------------------ ----------------------- ------------------------
         Total Votes Cast                         1,429,359               1,429,359                1,429,359
         -------------------------- ------------------------ ----------------------- ------------------------

         -------------------------- ------------------------
                                       2  Castaing, Hussey,
                                     Lolan & Dauterive, LLP
         -------------------------- ------------------------
         For                                      1,427,243
         -------------------------- ------------------------
         Against                                        950
         -------------------------- ------------------------
         Abstain                                      1,166
         -------------------------- ------------------------
         Total Votes Cast                         1,429,359
         -------------------------- ------------------------

         The stockholders of the Company adopted each of the proposals.

Item 5.  Other Information.
          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Rider B

         3.1*     Articles of Incorporation of Acadiana Bancshares, Inc.

         3.2*     Bylaws of Acadiana Bancshares, Inc

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

         27.0     Financial Data Schedule


         (*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.

         (**) Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996, filed by the Registrant with the SEC (Commission File No. 1-4364).

         (***) Incorporated herein by reference from the Annual Report on Form 10-K (File No. 1-14364) filed by the Registrant with the SEC on March 31, 1997.


         b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACADIANA BANCSHARES, INC.


Date:  August 12, 1999             By:  /s/ GERALD G. REAUX, JR.
                                        ------------------------
                                        Gerald G. Reaux, Jr., President and
                                        Chief Executive Officer


Date:  August 12, 1999             By:  /s/  EMILE E. SOULIER
                                        ------------------------
                                        Emile E. Soulier, III, Vice-President
                                        and Chief Financial Officer