Form 10-Q
period 1999-09-30
ACADIANA BANCSHARES INC /LA
filed 1999-11-15
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

 [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                       OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Louisiana                                                 72-1317124
--------------------------------------------------------------                ----------------
(State or Other Jurisdiction of Incorporation or Organization)                (I.R.S. Employer
                                                                              Identification No.)

                 101 West Vermilion Street
                   Lafayette, Louisiana                                              70501
         ----------------------------------------                                  ----------
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

            As of September 30, 1999, 1,499,523 shares of the Registrant's common stock were issued and outstanding. Of that total, 217,541 shares were held by the Registrant's Employee Stock Ownership Plan, of which 147,351 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                     PAGE
                                                                                        ----
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              (As of September 30, 1999 and December 31, 1998)                            3

              Consolidated Statements of Operations (For the three and nine months
              ended September 30, 1999 and 1998)                                          4

              Consolidated Statements of Stockholders' Equity (For the nine months
              ended September 30, 1999 and 1998)                                          5

              Consolidated Statements of Cash Flows (For the nine months ended
              September 30, 1999 and 1998)                                                6

              Notes to Consolidated Financial Statements                                  7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        10

Item 3        Quantitative and Qualitative Disclosures About Market Risk                 19

PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings                                                         22
Item 2.        Changes in Securities                                                     22
Item 3.        Defaults Upon Senior Securities                                           22
Item 4.        Submission of Matters to a Vote of Security  Holders                      22
Item 5.        Other Information                                                         22
Item 6.        Exhibits and Reports on Form 8-K                                          22

Signatures                                                                               24

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In Thousands, except share data)

                                                                                 September 30,         December 31,
                                                                                      1999                1998
                                                                                    ---------           ---------

ASSETS
Cash and Cash Equivalents:
     Cash and Amounts Due from Banks                                                $   3,541           $     844
     Interest Bearing Deposits                                                          5,903               6,734
                                                                                    ---------           ---------
          Total                                                                         9,444               7,578
Trading Securities                                                                        309                 575
Securities Available for Sale, at fair value                                           10,439              14,995
Mortgage-Backed Securities:
      Available for Sale, at fair value                                                16,862              11,409
      Held to Maturity (fair value of $12,015 and $12,694, respectively)               11,980              12,360
Loans Receivable, net of Allowance for
      Loan Losses of $2,741 and $2,726, respectively                                  239,206             225,752
Investment in Limited Liability Company                                                   842                 966
Federal Home Loan Bank Stock, at Cost                                                   3,039               2,920
Real Estate Owned, Net                                                                    163                   7
Premises and Equipment, Net                                                             2,603               2,777
Accrued Interest Receivable                                                             1,569               1,367
Other Assets                                                                            1,843               1,383
                                                                                    ---------           ---------
           TOTAL ASSETS                                                             $ 298,299           $ 282,089
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                            $ 214,289           $ 200,647
Advances from Federal Home Loan Bank                                                   53,850              47,228
Accrued Interest Payable on Deposits                                                      162                 124
Advance Payments by Borrowers for Taxes and Insurance                                     597                 394
Accrued and Other Liabilities                                                           1,937               1,522
                                                                                    ---------           ---------
           TOTAL LIABILITIES                                                          270,835             249,915
                                                                                    ---------           ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized, -0- shares issued or outstanding
Common Stock of $.01 Par Value; 20,000,000 shares authorized,                              27                  27
   2,731,250 shares issued
Additional Paid-In Capital                                                             32,262              32,192
Retained Earnings (Substantially Restricted)                                           22,018              20,932
Unearned Common Stock Held by ESOP                                                     (1,768)             (1,965)
Unearned Common Stock Held by RRP Trust                                                (1,120)             (1,335)
Treasury Stock, at Cost; 1,231,727 shares and 910,758 shares, respectively            (23,792)            (17,935)
Accumulated Other Comprehensive Income                                                   (163)                258
                                                                                    ---------           ---------
           TOTAL STOCKHOLDERS' EQUITY                                                  27,464              32,174
                                                                                    ---------           ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 298,299           $ 282,089
                                                                                    =========           =========

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)

                                                                  For the Three Months                  For the Nine Months
                                                                  Ended September 30,                   Ended September 30,
                                                              ---------------------------           ---------------------------
                                                                 1999              1998               1999               1998
                                                              --------           --------           --------           --------
INTEREST INCOME:
   Loans                                                      $  4,608           $  4,386           $ 13,393           $ 13,153
   Mortgage-Backed Securities                                      497                460              1,461              1,485
   Investment Securities                                           165                138                498                550
   Interest Bearing Deposits                                        89                441                319              1,017
                                                              --------           --------           --------           --------
         Total interest income                                $  5,359           $  5,425           $ 15,671           $ 16,205
                                                              --------           --------           --------           --------

INTEREST EXPENSE:
   Deposits                                                   $  2,468           $  2,432           $  7,005           $  7,047
   Advances from Federal Home Loan Bank                            631                679              1,878              1,968
                                                              --------           --------           --------           --------
         Total Interest Expense                                  3,099              3,111              8,883              9,015
                                                              --------           --------           --------           --------

Net Interest Income                                              2,260              2,314              6,788              7,190
Provision for Loan Losses                                          -                  -                  -                   90
                                                              --------           --------           --------           --------
Net Interest Income After Provision for Loan Losses              2,260              2,314              6,788              7,100
                                                              --------           --------           --------           --------


NON-INTEREST INCOME:
   Loan Fees and Service Charges                              $     32           $     29           $    100           $     98
   Servicing Fees on Loans Sold                                     15                 16                 43                 39
   Deposit Fees and Service Charges                                233                216                678                591
   Trading Account (Losses) Gains , Net                            (13)              (165)                (6)              (114)
   Gain (Loss) on Sale of Loans, Net                               -                   48                 89                175
   Loss from Investment in Limited Liability Company               (36)               -                 (124)               -
   Other                                                            19                 20                 70                 59
                                                              --------           --------           --------           --------
         Total Non-Interest Income                            $    250           $    164           $    850           $    848
                                                              --------           --------           --------           --------

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                             $    885           $    854           $  2,637           $  2,549
   Occupancy                                                        91                 70                241                208
   Depreciation                                                     93                107                271                284
   Net Costs of Real Estate Owned                                   10                 19                 34                 (7)
   SAIF Deposit Insurance Premium                                   29                 29                 89                 88
   Advertising                                                      50                 75                116                243
   Bank Shares and Franchise Tax Expense                            78                102                268                288
   Other                                                           472                392              1,433              1,276
                                                              --------           --------           --------           --------
         Total Non-Interest Expenses                          $  1,708           $  1,648           $  5,089           $  4,929
                                                              --------           --------           --------           --------

Income Before Income Taxes                                    $    802           $    830           $  2,549           $  3,019
Income Tax Expense                                                 277                310                902              1,107
                                                              --------           --------           --------           --------
Net Income                                                    $    525           $    520           $  1,647           $  1,912
                                                              ========           ========           ========           ========
Net Income Per Common Share - basic                           $   0.40           $   0.25           $   1.17           $   0.86
Net Income Per Common Share - diluted                         $   0.39           $   0.24           $   1.13           $   0.84

                            ACADIANA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ( In Thousands)

                                                                                                                        Unearned
                                                                                 Retained           Unearned             Common
                                                             Additional           Earnings           Common               Stock
                                              Common           Paid In        (Substantially        Stock Held            Held By
                                               Stock           Capital          Restricted)          By ESOP            RRP Trust
                                              ------         ----------          ----------        ----------          ----------
BALANCE, JANUARY 1, 1998                      $   27         $   32,005          $   19,355        $   (2,228)         $   (1,602)

Comprehensive Income:
     Net Income                                                                       1,912
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes
Total Comprehensive Income


Common Stock Released by ESOP Trust                                 164                                   197

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                                                     174

Repurchase of Common Stock


Cash Dividends Declared                                                                (749)

                                              ------         ----------          ----------        ----------          ----------
BALANCE, SEPTEMBER 30, 1998                   $   27         $   32,169          $   20,518        $   (2,031)         $   (1,428)
                                              ======         ==========          ==========        ==========          ==========

BALANCE, JANUARY 1, 1999                      $   27         $   32,192          $   20,932        $   (1,965)             (1,335)

Comprehensive Income:

     Net Income                                                                       1,647
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes
Total Comprehensive Income


Common Stock Released by ESOP Trust                                 102                                   197

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                            (8)                                                      215


Common Stock Issued                                                 (24)

Repurchase of Common Stock


Cash Dividends Declared                                                                (561)

                                              ------         ----------          ----------        ----------          ----------
BALANCE, SEPTEMBER 30, 1999                   $   27         $   32,262          $   22,018        $   (1,768)         $   (1,120)
                                              ======         ==========          ==========        ==========          ==========

                                                                        Accumulated
                                                                            Other               Total
                                                        Treasury        Comprehensive       Stockholders'
                                                         Stock              Income              Equity
                                                      ----------            -------           ----------
BALANCE, JANUARY 1, 1998                              $   (3,445)           $   450           $   44,562

Comprehensive Income:
     Net Income                                                                                    1,912
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes                                                 (56)                 (56)
                                                                                              ----------
Total Comprehensive Income                                                                         1,856


Common Stock Released by ESOP Trust                                                                  361

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                            174

Repurchase of Common Stock                                (6,730)                                 (6,730)


Cash Dividends Declared                                                                             (749)

                                                      ----------            -------           ----------
BALANCE, SEPTEMBER 30, 1998                          $   (10,175)           $   394           $   39,474
                                                      ==========            =======           ==========

BALANCE, JANUARY 1, 1999                             $   (17,935)           $   258           $   32,174

Comprehensive Income:

     Net Income                                                                                    1,647
     Change in Unrealized Gain (Loss)
          on Securities Available for Sale,
          Net of Deferred Taxes                                                (421)                (421)
                                                                                              ----------
Total Comprehensive Income                                                                         1,226


Common Stock Released by ESOP Trust                                                                  299

Common Stock Earned by Participants of
     Recognition and Retention Plan Trust                                                            207


Common Stock Issued                                           39                                      15

Repurchase of Common Stock                                (5,896)                                 (5,896)


Cash Dividends Declared                                                                             (561)

                                                      ----------            -------           ----------
BALANCE, SEPTEMBER 30, 1999                          $   (23,792)         $    (163)          $   27,464
                                                      ==========            =======           ==========

                            ACADIANA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                For the Nine Months
                                                                                           ------------------------------
                                                                                           September 30,     September 30,
                                                                                               1999              1998
                                                                                           -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $  1,647        $  1,912
Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                         282             297
             Provision for deferred income taxes                                                   (30)            (52)
             Provision for losses on loans                                                         -                90
             Compensation expense recognized on RRP                                                207             174
             ESOP contribution                                                                     299             361
             Other gains and losses, net                                                           (15)            (17)
             Net change in securities classified as trading                                        266             147
             Loss from investment in limited liability company                                     124             -
             Gain on sale of loans held for sale                                                   (89)           (175)
             Proceeds from sale of loans held for sale                                           8,464          14,464
             Originations of loans held for sale                                                (8,375)        (14,289)
             Accretion of discounts, net of premium amortization on securities                      (6)            (34)
             Amortization of deferred revenues and unearned income on loans                         88             (32)
             FHLB stock dividend received                                                         (119)           (112)
             Changes in assets and liabilities:
                           Increase (decrease) in accrued interest receivable                     (202)             86
                           Increase in other assets                                               (230)         (1,064)
                           Increase (decrease) in accounts payable and accrued expenses            459            (271)
                                                                                              --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        2,770           1,485
                                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

             Proceeds from calls and maturities of securities available for sale                19,425           7,998
             Purchases of securities available for sale                                        (24,976)         (6,978)
             Principal collections on mortgage-backed securities available for sale              4,029           4,717
             Principal collections on mortgage-backed securities held to maturity                  373             298
             Purchase of FHLB stock                                                                -              (879)
             Net advances on loans                                                             (13,719)         (8,301)
             Purchase of premises and equipment                                                    (99)           (292)
             Proceeds from sale of premises and equipment                                            8             -
             Proceeds from sale of real estate owned and other property acquired                    46             311
             Capital costs incurred on real estate owned and other property acquired               (10)             (9)
                                                                                              --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                                          (14,923)         (3,135)
                                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

             Net change in demand, NOW and savings deposits                                        751          11,018
             Net change in time deposits                                                        12,891           1,212
             Net change in mortgage escrow funds                                                   203             181
             Proceeds from FHLB advances                                                        84,000           5,100
             Payments on FHLB advances                                                         (77,378)            -
             Dividends paid to shareholders                                                       (567)           (780)
             Common stock issued                                                                    15             -
             Purchase of treasury stock                                                         (5,896)         (6,730)
                                                                                              --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       14,019          10,001
                                                                                              --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,866           8,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 7,578          14,157
                                                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  9,444        $ 22,508
                                                                                              ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

             Acquisition of real estate in settlement of loans                                $    183        $    115
             Unrealized loss on securities                                                    $   (638)       $    (84)
SUPPLEMENTAL DISCLOSURES:

             Cash paid for:
                           Interest on deposits and borrowings                                $  8,827        $  8,873
                           Income taxes                                                       $    878        $  1,143

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

BUSINESS

            The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is a Savings Association Insurance Fund ("SAIF")-insured, Louisiana chartered, stock savings bank.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Loans Receivable

    Loans receivable (in thousands) at September 30, 1999 and December 31, 1998 consisted of the following:

                                        September 30,   December 31,
                                            1999            1998
                                          --------        --------
Mortgage Loans:
    Single Family Residential             $174,612        $168,533
    Single Family Construction              11,083          11,651
    Multi-family Residential                   440             481
    Commercial Real Estate                   5,880           9,371
                                          --------        --------
        Total Mortgage loans               192,015         190,036
                                          --------        --------

Commercial Business Loans                   32,079          23,143

Consumer Loans                              23,878          21,388

                                          --------        --------
        Total Loans                        247,972         234,567
Less:

    Allowance for Loan Losses                2,741           2,726
    Unearned Discounts/Deferred
      Premiums                                 (20)            (57)
    Net Deferred Loan Origination
      Fees                                     254             357
    Loans in Process                         5,791           5,789
                                          --------        --------
        Net Loans                         $239,206        $225,752
                                          ========        ========

(3) EARNINGS PER SHARE

The Company adopted FAS ("Financial Accounting Standard") 128, Earnings Per Share, as of December 31, 1997. Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (150,028 and 171,920 shares for the quarters ending September 30, 1999 and September 30, 1998, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (79,353 and 94,611 for the quarters ending September 30, 1999 and September 30, 1998, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

                                                      Three months ended                       Nine months ended
                                            ---------------------------------------   --------------------------------------
                                            September 30, 1999   September 30, 1998   September 30, 1999  September 30, 1998
                                            ------------------   ------------------   ------------------  ------------------
BASIC EPS
Income available to Common Stockholders          $  525,000          $  520,000          $1,647,000          $1,912,000
                                                 ==========          ==========          ==========          ==========

Weighted average shares of common stock
outstanding                                       1,305,738           2,095,365           1,412,448           2,220,506
                                                 ==========          ==========          ==========          ==========

Per-Share Amount                                 $     0.40          $     0.25          $     1.17          $     0.86
                                                 ==========          ==========          ==========          ==========

DILUTED EPS
Effect of Dilutive Securities:
  Stock Options Outstanding                          31,525              43,067              28,361              53,284
  Restricted Stock Grants                            14,404              16,664              10,871              15,792
                                                 ----------          ----------          ----------          ----------
Weighted average shares of common stock
outstanding                                       1,351,667           2,155,096           1,451,680           2,289,582
                                                 ==========          ==========          ==========          ==========

Per-Share Amount                                 $     0.39          $     0.24          $     1.13          $     0.84
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CHANGES IN FINANCIAL CONDITION

            At September 30, 1999, the consolidated assets of the Company totaled $298.3 million, an increase of $16.2 million, or 5.7%, from December 31, 1998. The primary reasons for the increase in consolidated assets were an increase in cash and cash equivalents of $1.9 million, or 24.6%, an increase in mortgage-backed securities available for sale of $5.5 million, or 47.8%, and an increase in loans receivable, net, of $13.5 million, or 6.0%, all of which were partially offset by a decrease in investment securities available for sale of $4.6 million, or 30.4%. Asset growth was funded primarily by an increase in total deposits of $13.6 million, or 6.8%, together with an increase of $6.6 million, or 14.0%, in advances from Federal Home Loan Bank, which were partially offset by a decrease in total stockholders' equity of $4.7 million, or 14.6%.

            Cash and cash equivalents increased $1.9 million, or 24.6%, to $9.4 million at September 30, 1999, compared with $7.6 million at December 31, 1998. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $2.8 million, ($14.9) million, and $14.0 million, respectively, for the nine months ended September 30, 1999. As of September 30, 1999, cash and cash equivalents funded 3.2% of total assets, compared with 2.7% at December 31, 1998.

            The Company owned $309,000 of trading securities as of September 30, 1999 compared with $575,000 at December 31, 1998. The Company has no intention to increase significantly its trading securities portfolio. Trading securities are carried at fair value.

            Investment securities available for sale decreased $4.6 million, or 30.4%, to $10.4 million at September 30, 1999, compared with $15.0 million at December 31, 1998. The primary reason for such decrease was the redemption of $19.4 million of investment securities, which was partially offset by the purchase of $15.0 million of investment securities. As of September 30, 1999, investment securities available for sale amounted to 3.5% of assets and consisted of U.S. Government and Federal agency obligations.

            The mortgage-backed securities available for sale portfolio increased $5.5 million, or 47.8%, to $16.9 million at September 30, 1999 as compared with $11.4 million at December 31, 1998. The increase reflects purchases of $10.0 million, which were partially offset by principal repayments of $4.0 million and a $525,000 decrease in unrealized gains on such securities. Mortgage-backed securities available for sale amounted to 5.7% of total assets at September 30, 1999 compared with 4.0% at December 31, 1998. Mortgage-backed securities held to maturity decreased $380,000, or 3.1%, to $12.0 million at September 30, 1999 compared with $12.4 million at December 31, 1998. Such decrease was the result of principal repayments. Mortgage-backed securities held to maturity amounted to 4.0% of total assets at September 30, 1999 compared with 4.4% at December 31, 1998.

            Loans receivable, net, increased $13.5 million, or 6.0%, to $239.2 million at September 30, 1999, compared with $225.8 million at December 31, 1998. Single family residential loans increased $5.5 million, or 3.1%, to $185.7 million at September 30, 1999 compared with $180.2 million at December 31, 1998. Commercial business loans increased $8.9 million, or 38.6%, to $32.1 million at September 30, 1999 and consumer loans increased $2.5 million, or 11.6%, to $23.9 million at September 30, 1999. These increases were partially offset by a $3.5 million, or 37.3%, decrease in commercial real estate mortgage loans, and a $41,000, or 8.5%, decrease in multi-family residential mortgage loans. Loans receivable, net, were 80.2% of total assets as of September 30, 1999 compared with 80.0% at December 31, 1998.

            Deposits increased $13.6 million, or 6.8%, to $214.3 million at September 30, 1999, from $200.6 million at December 31, 1998. The increase in deposits is primarily attributable to growth in the Company's certificate of deposit accounts, and the new Fleur de Lis accounts, which are interest-bearing demand accounts. Total certificates of deposit accounts increased $12.9 million, or 9.1%, and total interest-bearing demand accounts increased $5.6 million, or 19.8%, during the nine months ended September 30, 1999, all of which were partially offset during the same period by a $1.0 million, or 9.1%, decrease in non-interest bearing demand accounts, and a $3.8 million, or 19.3%, decrease in savings accounts. Total deposits funded 71.8% of total assets at September 30, 1999 compared to 71.1% at December 31, 1998.

            Advances from the FHLB of Dallas increased $6.6 million, or 14.0%, to $53.9 million at September 30, 1999 from $47.2 million at December 31, 1998. Of the Company's total outstanding FHLB advances, $16.0 million are contractually due within twelve months, while an additional $5.0 million are callable in November of 1999, and quarterly thereafter. No payments are scheduled prior to the earlier of maturity or call dates. Under an existing blanket collateral agreement, the Company has the ability to borrow up to approximately $98.5 million from the FHLB of Dallas, which together with the current advances, would be secured by mortgage loans and by Federal Home Loan Bank Stock. Advances from the FHLB of Dallas funded 18.1% and 16.7% of assets at September 30, 1999 and December 31, 1998, respectively.

            Total stockholders' equity decreased $4.7 million, or 14.6%, to $27.5 million at September 30, 1999, compared with $32.2 million at December 31, 1998. The decrease was primarily attributable to the Company's program of repurchasing shares of common stock for the treasury in the amount of $5.9 million, $561,000 in cash dividends declared on common stock, and a decrease in accumulated other comprehensive income of $421,000. These decreases were partially offset by $1.6 million of net income, $299,000 of common stock released by the ESOP Trust, $207,000 of common stock earned by participants of the Recognition and Retention Plan, and proceeds of exercised common stock options of $15,000. The ratio of stockholders' equity to total assets was 9.2% and 11.4% at September 30, 1999 and December 31, 1998, respectively.

RESULTS OF OPERATIONS

     The Company reported net income of $525,000 for the three months ended September 30, 1999, compared with net income of $520,000 for the three months ended September 30, 1998. Income per common share, basic and diluted, was 40 cents and 39 cents, respectively for the quarter ended September 30, 1999, compared with 25 cents and 24 cents, respectively, for the quarter ended September 30, 1998. While net income increased $5,000 in the third quarter of 1999 compared with the third quarter of 1998, income per common share, basic and diluted, each increased 15 cents per share. Because of the fewer average number of common shares outstanding at September 30, 1999, compared with September 30, 1998, the only slightly higher net income produces higher earnings per share. The $5,000, or 1.0%, increase in net income for the quarter ended September 30, 1999 compared with the quarter ended September 30, 1998, is primarily associated with a decrease in income tax expense of $33,000, because of a lower effective income tax rate this quarter, compared with the same period last year. Net income decreased $265,000, or 13.9%, for the nine months ended September 30, 1999, compared to the same period a year ago. This decrease is primarily associated with a decrease in net interest income of $402,000, or 5.6%, and an increase in non-interest expenses of $160,000, or 3.2%, all of which was partially offset by a decrease in income tax expense of $205,000, or 18.5% for the nine months ended September 30, 1999, compared to the same period a year ago.

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

                                                                       Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                              1999                                         1998
                                            ------------------------------------------  -------------------------------------------
                                                                            Average                                      Average
                                               Average                       Yield/        Average                        Yield/
                                               Balance       Interest         Cost         Balance        Interest         Cost
                                            --------------  ------------   -----------  ---------------  ------------   -----------
                                                                              (Dollars in Thousands)
Interest-earning assets:
    Loans receivable:
        Real estate mortgage loans            $   180,650      $  3,423      7.58%         $   181,537     $   3,490      7.69%
        Commercial business loans                  29,243           644      8.81%              18,793           431      9.17%
        Consumer and other loans                   23,494           541      9.21%              19,465           465      9.56%
                                            --------------  ------------                ---------------  ------------
            Total loans                           233,387         4,608      7.90%             219,795         4,386      7.98%
    Mortgage-backed securities                     29,324           497      6.78%              26,449           460      6.96%
    Investment securities (1)                      10,921           165      6.04%               9,325           138      5.92%
    Other earning assets                            7,362            89      4.84%              33,297           441      5.30%
                                            --------------  ------------                ---------------  ------------
        Total interest-earning assets             280,994         5,359      7.63%             288,866         5,425      7.51%
                                                            ------------                                 ------------
Noninterest-earning assets                          9,779                                        6,483
                                            --------------                              ---------------
        Total Assets                          $   290,773                                  $   295,349
                                            ==============                              ===============
Interest-bearing liabilities:
    Deposits:
        Demand deposits                       $    35,724           312      3.49%         $    27,842           243      3.49%
        Passbook savings deposits                  16,512            72      1.74%              20,834           109      2.09%
        Certificates of deposit                   150,765         2,084      5.53%             144,418         2,080      5.76%
                                            --------------  ------------                ---------------  ------------
            Total deposits                        203,001         2,468      4.86%             193,094         2,432      5.04%
    Advance from FHLB                              47,744           631      5.29%              49,550           679      5.48%
                                            --------------  ------------                ---------------  ------------
        Total interest-bearing liabilities        250,745         3,099      4.94%             242,644         3,111      5.13%
                                                            ------------                                 ------------

Noninterest-bearing demand deposits                 9,339                                        8,518
Other noninterest-bearing liabilities               2,978                                        2,947
                                            --------------                              ---------------
        Total liabilities                         263,062                                      254,109
Equity                                             27,711                                       41,240
                                            --------------                              ---------------
        Total liabilities and equity          $   290,773                                  $   295,349
                                            ==============                              ===============
Net interest-earning assets                   $    30,249                                  $    46,222
                                            ==============                              ===============
Net interest income/interest rate spread                      $   2,260      2.69%                         $   2,314      2.38%
                                                            ============   ======                        ============   ======
Net interest margin                                                          3.22%                                        3.20%
                                                                           ======                                       ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                     112.06%                                      119.05%
                                                            ============                                 ============

                                                                         Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                               1999                                          1998
                                            --------------------------------------------   ----------------------------------------
                                                                              Average                                       Average
                                               Average                         Yield/         Average                        Yield/
                                               Balance         Interest         Cost          Balance         Interest        Cost
                                            ---------------  --------------  -----------   --------------   -------------  --------
                                                                                (Dollars in Thousands)
Interest-earning assets:
    Loans receivable:
        Real estate mortgage loans             $   178,819      $   10,183     7.59%          $  182,823        $ 10,686     7.79%
        Commercial business loans                   25,813           1,673     8.64%              17,387           1,223     9.38%
        Consumer and other loans                    22,360           1,537     9.17%              17,534           1,244     9.46%
                                            ---------------  --------------                --------------   -------------
            Total loans                            226,992          13,393     7.87%             217,744          13,153     8.05%
    Mortgage-backed securities                      29,111           1,461     6.69%              28,317           1,485     6.99%
    Investment securities (1)                       11,388             498     5.83%              11,759             550     6.24%
    Other earning assets                             9,689             319     4.39%              26,382           1,017     5.14%
                                            ---------------  --------------                --------------   -------------
        Total interest-earning assets              277,180          15,671     7.54%             284,202          16,205     7.60%
                                                             --------------                                 -------------
Noninterest-earning assets                           8,886                                         6,466
                                            ---------------                                --------------
        Total Assets                           $   286,066                                    $  290,668
                                            ===============                                ==============
Interest-bearing liabilities:
    Deposits:
        Demand deposits                        $    35,363             870     3.28%          $   23,140             557     3.21%
        Passbook savings deposits                   17,933             231     1.72%              22,070             363     2.19%
        Certificates of deposit                    143,603           5,904     5.48%             143,328           6,127     5.70%
                                            ---------------  --------------                --------------   -------------
            Total deposits                         196,899           7,005     4.74%             188,538           7,047     4.98%
    Advance from FHLB                               48,366           1,878     5.18%              47,559           1,968     5.52%
                                            ---------------  --------------                --------------   -------------
        Total interest-bearing liabilities         245,265           8,883     4.83%             236,097           9,015     5.09%
                                                             --------------                                 -------------

Noninterest-bearing demand deposits                  8,498                                         8,242
Other noninterest-bearing liabilities                2,673                                         2,693
                                            ---------------                                --------------
        Total liabilities                          256,436                                       247,032
Equity                                              29,630                                        43,636
                                            ---------------                                --------------
        Total liabilities and equity           $   286,066                                    $  290,668
                                            ===============                                ==============
Net interest-earning assets                    $    31,915                                    $   48,105
                                            ===============                                ==============
Net interest income/interest rate spread                         $   6,788     2.71%                           $   7,190     2.51%
                                                             ==============  =======                        =============  ========
Net interest margin                                                            3.27%                                         3.37%
                                                                             =======                                       ========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                        113.01%                                       120.38%
                                                             ==============                                 =============

(1) Includes FHLB stock.

NET INTEREST INCOME

            Net interest income decreased by $54,000, or 2.3%, to $2.3 million for the three months ended September 30, 1999, remaining relatively flat compared with $2.3 million for the three months ended September 30, 1998. Average net interest earning assets for the three months ended September 30, decreased $16.0 million, or 34.6%, from $46.2 million at September 30, 1998 to $30.2 million at September 30, 1999. The net interest rate spread increased 31 basis points from 2.38% at September 30, 1998 to 2.69% at September 30, 1999. The primary reason for the decrease in average net interest earning assets was the Company's utilization of its cash to fund common stock repurchases. The average yield on interest-earning assets increased 12 basis points from 7.51% for the three months ended September 30, 1998, to 7.63% for the three months ended September 30, 1999, while the average cost of interest-bearing liabilities decreased 19 basis points, from 5.13% for the three months ended September 30, 1998 to 4.94% for the three months ended September 30, 1999. Such changes in average yields and rates primarily reflect changes in market rates of interest.

            Net interest income decreased by $402,000, or 5.6%, to $6.8 million for the nine months ended September 30, 1999, compared with $7.2 million for the nine months ended September 30, 1998. Average net interest earning assets for the nine months ended September 30, decreased $16.2 million, or 33.7%, from $48.1 million at September 30, 1998, to $31.9 million at September 30, 1999. The net interest rate spread increased 20 basis points from 2.51% at September 30, 1998 to 2.71% at September 30, 1999. The primary reason for the decrease in average net interest earning assets was the Company's utilization of its cash to fund common stock repurchases. Although the average yield on interest-earning assets decreased six basis points from 7.60% at September 30, 1998, to 7.54% for the nine months ended September 30, 1999, the average cost of interest-bearing liabilities decreased 26 basis points, from 5.09% for the nine months ended September 30, 1998 to 4.83% at September 30, 1999. Such changes in average yields and rates primarily reflect changes in market rates of interest.

INTEREST INCOME

            Interest income decreased $66,000, or 1.2%, to $5.4 million for the three months ended September 30, 1999 remaining relatively flat compared to $5.4 million for the three months ended September 30, 1998. The decline in interest income resulted from a decline in average interest-earning assets, which was partially offset by a higher overall average yield on interest-earning assets. Average interest-earning assets decreased $7.9 million, or 2.7%, from $288.9 million at September 30, 1998 to $281.0 million at September 30, 1999. The three-month yield on average interest-earning assets increased 12 basis points, from 7.51% at September 30, 1998, to 7.63% at September 30, 1999. Interest income on loans increased because of a higher level of average loans, partially offset by a decline in yields. Interest income from loans increased $222,000, or 5.1%, from $4.4 million for the quarter ended September 30, 1998 to $4.6 million for the quarter ended September 30, 1999. The average balance of loans increased $13.6 million, or 6.2%, from $219.8 million at September 30, 1998 to $233.4 million at September 30, 1999. The yield on loans decreased eight basis points, from 7.98% for the quarter ended September 30, 1998 to 7.90% for the quarter ended September 30, 1999. Interest income from mortgage-backed securities increased $37,000, or 8.0%, from $460,000 for the quarter ended September 30, 1998 to $497,000 for the quarter ended September 30, 1999. The increase in interest income from mortgage-backed securities resulted from a higher average balance of mortgage-backed securities, partially offset by a lower average yield on such securities. The average balance of mortgage-backed securities increased $2.9 million, or 10.9%, from $26.4 million for the three months ended September 30, 1998 to $29.3 million for the three months ended September 30, 1999. The average yield on mortgage-backed securities decreased 18 basis points, from 6.96% for the quarter ended September 30, 1998 to 6.78% for the quarter ended September 30, 1999. Interest income from investment securities increased because of an increase in yields thereon, and because of a higher level of such investments. Interest income from investment securities increased $27,000, or 19.6%, from $138,000 for the quarter ended September 30, 1998 to $165,000 for the quarter ended September 30, 1999. The average balance of investment securities increased $1.6 million, or 17.1%, from $9.3 million at September 30, 1998 to $10.9 million at September 30, 1999. The yield on investment securities increased 12 basis points, from 5.92% for the quarter ended September 30, 1998 to 6.04% for the quarter ended September 30, 1999. Interest income from other earning assets decreased $352,000, or 79.8%, from $441,000 for the quarter ended September 30, 1998 to $89,000 for the quarter ended September 30, 1999. The decline in interest income from other earning assets resulted from a lower level of average other earning assets, compounded by a lower overall yield on other earning assets. The average balance of other earning assets decreased $25.9 million, or 77.9%, from $33.3 million for the three months ended September 30, 1998 to $7.4 million for the three months ended September 30, 1999. The yield on other earning assets decreased 46 basis points, from 5.30% for the quarter ended September 30, 1998 to 4.84% for the quarter ended September 30, 1999.

            Interest income decreased $534,000, or 3.3%, to $15.7 million for the nine months ended September 30, 1999 from $16.2 million for the nine months ended September 30, 1998. The decline in interest income resulted from a decline in average interest-earning assets, compounded by a lower overall average yield on interest-earning assets. Average interest-earning assets decreased $7.0 million, or 2.5%, from $284.2 million at September 30, 1998 to $277.2 million at September 30, 1999. The nine-month yield on average interest-earning assets decreased six basis points, from 7.60% at September 30, 1998, to 7.54% at September 30, 1999. Interest income on loans increased because of a higher level of average loans, partially offset by a decline in yields. Interest income from loans increased $240,000, or 1.8%, from $13.2 million for the nine months ended September 30, 1998 to $13.4 million for the nine months ended September 30, 1999. The average balance of loans increased $9.2 million, or 4.2%, from $217.7 million at September 30, 1998 to $227.0 million at September 30, 1999. The yield on loans decreased 18 basis points, from 8.05% for the nine months ended September 30, 1998 to 7.87% for the nine months ended September 30, 1999. Interest income from mortgage-backed securities decreased slightly, by $24,000, or 1.6%, remaining relatively flat at $1.5 million for the nine months ended September 30, 1998 and 1999. The decrease in interest income from mortgage-backed securities resulted from a lower overall yield of mortgage-backed securities, partially offset by higher average balance on such securities. The average balance of mortgage-backed securities increased $794,000, or 2.8%, from $28.3 million for the nine months ended September 30, 1998 to $29.1 million for the nine months ended September 30, 1999. The average yield on mortgage-backed securities decreased 30 basis points, from 6.99% for the nine months ended September 30, 1998 to 6.69% for the nine months ended September 30, 1999. Interest income from investment securities decreased because of a decline in yields thereon, compounded by a lower level of such investments. Interest income from investment securities decreased $52,000, or 9.5%, from $550,000 for the nine months ended September 30, 1998 to

$498,000 for the nine months ended September 30, 1999. The average balance of investment securities decreased $371,000, or 3.2%, from $11.8 million at September 30, 1998 to $111.4 million at September 30, 1999. The yield on investment securities decreased 41 basis points, from 6.24% for the nine months ended September 30, 1998 to 5.83% for the nine months ended September 30, 1999. Interest income from other earning assets decreased $698,000, or 68.6%, from $1.0 million for the nine months ended September 30, 1998 to $319,000 for the nine months ended September 30, 1999. The decline in interest income from other earning assets resulted from a substantially lower level of average other earning assets, compounded by a lower overall yield on other earning assets. The average balance of other earning assets decreased $16.7 million, or 63.3%, from $26.4 million for the nine months ended September 30, 1998 to $9.7 million for the nine months ended September 30, 1999. The yield on other earning assets decreased 75 basis points, from 5.14% for the nine months ended September 30, 1998 to 4.39% for the nine months ended September 30, 1999.

INTEREST EXPENSE

            Interest expense decreased $12,000, or 0.4%, for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, remaining relatively flat for both periods at $3.1 million. The lower three-month average cost of funds more than offset the higher three-month average balance of interest-bearing liabilities. Average interest-bearing liabilities increased $8.1 million, or 3.3%, to $250.7 million at September 30, 1999, compared with $242.6 million at September 30, 1998. The cost of interest-bearing liabilities decreased 19 basis points, from 5.13% for the three months ended September 30, 1998 to 4.94% for the three months ended September 30, 1999. Interest expense from interest-bearing deposits increased $36,000, or 1.5%, to $2.5 million for the three months ended September 30, 1999, compared with $2.4 million the three months ended September 30, 1998. The cost of interest-bearing deposits decreased 18 basis points, from 5.04% for the three months ended September 30, 1998 to 4.86% for the three months ended September 30, 1999. The three-month average balances of interest-bearing deposits increased $9.9 million, or 5.1%, from $193.1 million at September 30, 1998, to $203.0 million at September 30, 1999. The three-month average balance of advances from the Federal Home Loan Bank decreased $1.8 million, from $49.6 million at September 30, 1998 to $47.7 million at September 30, 1999. The average cost of borrowing from the Federal Home Loan Bank decreased 19 basis points, from 5.48% at September 30, 1998 to 5.29% at September 30, 1999. Interest expense on advances from the Federal Home Loan Bank decreased $48,000, or 7.1%, from $679,000 for the three months ended September 30, 1998 to $631,000 for the three months ended September 30, 1999. The lower level of average borrowing was enhanced by a decrease in the cost of advances from the Federal Home Loan Bank.

            Interest expense decreased $132,000, or 1.5%, for the nine months ended September 30, 1999 to $8.9 million, compared with $9.0 million for the nine months ended September 30, 1998. A higher nine-month average balance of interest-bearing liabilities was more than offset by a lower cost of maintaining such balances. Average interest-bearing liabilities increased $9.2 million, or
3.9 %, to $245.3 million at September 30, 1999, compared with $236.1 million at September 30, 1998. The cost of interest-bearing liabilities decreased 26 basis points, from 5.09% for the nine months ended September 30, 1998 to 4.83% for the nine months ended September 30, 1999. The average balances of interest-bearing deposits increased $8.4 million, or 4.4%, from $188.5 million at September 30, 1998, to $196.9 million at September 30, 1999. A higher nine-month average balance in interest-bearing deposits was more than offset by a lower cost of maintaining such deposits. Interest expense from interest-bearing deposits decreased $42,000, or 0.6%, remaining relatively flat at $7.0 million for the two nine month periods ended September 30, 1999 and 1998. The cost of interest-bearing deposits decreased 24 basis points, from 4.98% for the nine months ended September 30, 1998 to 4.74% for the nine months ended September 30, 1999. The nine-month average balance of advances from the Federal Home Loan Bank increased $807,000, from $47.6 million at September 30, 1998 to $48.4 million at September 30, 1999. A decrease in the cost of advances from the Federal Home Loan Bank more than offset the cost associated with an increase in average borrowings. The average cost of borrowing from the Federal Home Loan Bank decreased 34 basis points, from 5.52% at September 30, 1998 to 5.18% at September 30, 1999. Interest expense on advances from the Federal Home Loan Bank decreased $90,000, or 4.6%, from $2.0 million for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999.

PROVISION FOR LOAN LOSSES

            The Company made no provision for loan losses for the three months ended September 30, 1999 or 1998. The Company makes loans in and around the area of Lafayette, Louisiana. The Lafayette regional economy has demonstrated a heavy dependence on the oil and gas industry, which was in severe economic decline in the 1980s due to low prices of such commodities. The Company recognizes that oil and gas prices declined in 1998 and most of the second quarter of 1999. Although there are some recent signs of a possible price recovery, the potential economic impact of a continued slowdown in the oil and gas sector caused by prolonged historically low prices may cause a significant adverse change in the performance of the Company's loan portfolio. The allowance for loan losses to total loans was 1.11%, and 1.16% at September 30, 1999, and 1998, respectively.

            The Company's non-performing assets amounted to 0.10% of total assets at September 30, 1999 compared with 0.16% at December 31, 1998. As of September 30, 1999, no loans were past due ninety days or more and still accruing. Non-accrual loans amounted to $248,000, and troubled debt restructings amounted to $484,000, respectively, as of September 30, 1999, compared with $190,000 and $490,000, respectively, at December 31, 1998. In addition, the ratio of the Company's allowance for loan losses to non-performing loans and troubled debt restructurings was 374.73% at September 30, 1999 compared with 290.32% at December 31, 1998. For the three months ended September 30, 1999, loan recoveries exceeded loan charge-offs by $17,000. For the three months ended September 30, 1998, loan charge-offs exceeded loan recoveries by $15,000.

NON-INTEREST INCOME

            Non-interest income increased $86,000, or 52.4%, to $250,000 for the three months ended September 30, 1999, from $164,000 for the three months ended September 30, 1998. The Company realized a loss of $49,000 from securities and other investments for the three months ended September 30, 1999 compared with $117,000 from losses on sales of securities and other investments, net of gains from sale of loans for the three months ended September 30, 1998. Absent gains and losses related to investments and sales of loans and investments, non-interest income consists of servicing fees and charges on loans and deposits, and miscellaneous income. Income from these sources increased $18,000, or 6.4%, from $281,000 for the three months ended September 30, 1998 to $299,000 for the three months ended September 30, 1999.

            Non-interest income increased $2,000, or .2%, to $850,000 for the nine months ended September 30, 1999, from $848,000 for the nine months ended September 30, 1998. The Company realized a loss of $41,000 from securities and other investments, net of gains from sale of loans for the nine months ended September 30, 1999 compared with net gains of $61,000 from gains and losses on sales of loans and investments for the nine months ended September 30, 1998. Absent gains and losses related to investments and sales of loans and investments, non-interest income consists of servicing fees and charges on loans and deposits, and miscellaneous income. Income from these sources increased $104,000, or 13.2%, from $787,000 for the nine months ended September 30, 1998 to $891,000 for the nine months ended September 30, 1999.

NON-INTEREST EXPENSE

            Non-interest expense increased $60,000, or 3.6%, from $1.6 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999. Salaries and employee benefits, which account for more than half of all non-interest expenses, increased $31,000, or 3.6%, to $885,000 for the three months ended September 30, 1999, from $854,000 for the three months ended September 30, 1998. Occupancy expenses increased $21,000, and other expenses increased $80,000, all of which, together with salaries and employee benefits, were partially offset by a decreases in depreciation expense of $14,000, in net costs of real estate owned of $9,000, in advertising expenses of $25,000, and in the Louisiana bank share and franchise tax of $24,000.

            Non-interest expense increased $160,000, or 3.2%, from $4.9 million for the nine months ended September 30, 1998 to $5.1 million for the nine months ended September 30, 1999. Salaries and employee benefits, which account for more than half of all non-interest expenses, increased $88,000, or 3.5%, to $2.6 million for the nine months ended September 30, 1999, from $2.5 million for the nine months ended September 30, 1998. Occupancy expenses increased $33,000, net costs of real estate owned increased $41,000, and other expenses increased $158,000, all of which, together with salaries and employee benefits, were partially offset by a decreases in depreciation expense of $13,000, in advertising expenses of $127,000, and in the Louisiana bank share and franchise tax of $20,000.

INCOME TAX EXPENSE

            Income tax expense decreased $33,000, or 10.6%, to $277,000 for the three months ended September 30, 1999, from $310,000 for the three months ended September 30, 1998. The decrease in income tax expense relates primarily to a lower effective tax rate applied to income before taxes, and to a decrease in taxable income. Income before taxes decreased $28,000, or 3.4%, to $802,000 for the three months ended September 30, 1999, from $830,000 for the three months ended September 30, 1998.

            Income tax expense decreased $205,000, or 18.5%, to $902,000 for the nine months ended September 30, 1999, from $1.1 million for the nine months ended September 30, 1998. The decrease in income tax expense relates primarily to a slightly lower effective tax rate applied to income before taxes, and to a decrease in taxable income. Income before taxes decreased $470,000, or 15.6%, to $2.5 million for the nine months ended September 30, 1999, from $3.0 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's portfolios of investment securities held for sale and mortgage-backed securities held for sale. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its held to maturity investment securities and mortgage-backed securities portfolios, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under an existing blanket collateral agreement covering residential mortgage loans, the Company has the ability to borrow up to approximately $98.5 million from the FHLB through its subsidiary bank. Pursuant to a safekeeping agreement with the FHLB regarding certain of its investments and mortgage-backed securities, the Company has an additional $19.2 million of collateral which would be automatically available to secure additional advances, if the existing blanket collateral agreement becomes exhausted. Additionally, the Company has arranged for borrowing from the Federal Reserve Bank of Atlanta, should for any reason its ability to borrow from the FHLB of Dallas be interrupted. At September 30, 1999, the Bank had $53.9 million outstanding advances from the FHLB of Dallas, and no other borrowings.

            Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1999, the total approved loan commitments outstanding amounted to $3.3 million and the undisbursed loans in process totaled $9.9 million. At the same date, commitments under unused lines of credit and standby letters of credit amounted to $9.8 million and $1,000 respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $69.8 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that even with interest rates at lower levels than have been experienced in recent years, which has caused a disintermediation of funds, it will continue to have sufficient funds to meet its current commitments.

            Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 1999, the Bank complied with all applicable regulatory capital requirements.

            The following reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1999.

                                               Required                         Actual                           Excess
                                   ------------------------------   -----------------------------   ----------------------------
                                     Percent            Amount       Percent            Amount        Percent           Amount
                                   ------------     -------------   ----------      -------------   -----------      -----------
                                                                            (Dollars in Thousands)
Tier 1 leverage capital ratio          4.00%        $      11,444      8.37%        $      23,952       4.37%         $ 12,508
Risk-based capital ratios:
        Tier 1                          4.00                6,694      14.31               23,952       10.31           17,258

        Total risk-based capital        8.00        $      13,389      15.57        $      26,061        7.57          $12,672


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

            The Company completed its awareness and assessment phases of its Year 2000 planning process. Several large third-party vendors provide the Company's essential information technology ("IT") systems. Based on successful test results, third-party vendors providing essential IT for the Company's financial and operation systems have made representations to the Company or the Bank that such products are Year 2000 ready. The Company has completed in its off-site and on-site testing and validation phase of its Year 2000 plan, which tests of its essential information technology systems did validate successful test results by its third party vendors. Such test results have substantially validated and continue to reaffirm the Year 2000 compliance of the Company's mission critical systems. The status of these activities is provided to the Company's Board of Directors, and the Company's regulators monitor Year 2000 efforts. Such renovated products are installed and running at the Company, without any material change in recurring or ongoing operational costs relating to product support services or renovation of existing products and services provided by third party vendors. The Company has estimated total costs of completion of its Year 2000 process to be less than $10,000. The Company has completed its assessment of issues related to the impact of the year 2000 on its critical IT and non-critical IT systems. Based on its assessment, the Company believes that there will be no consequences of its Year 2000 issues that will be material to the Company's business, results of operations or financial condition. The Company has developed written contingency plans to minimize any potential disruptions that may be associated with the Year 2000. Such contingency plans are being tested during the fourth quarter of 1999.

            The discussion above entitled "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of Year 2000 issues is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation efforts and contingency plans will not operate as intended, the Company's failure to timely or completely identify all software and hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of Year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

          a)   Rider B.

          3.1*   Articles of Incorporation of Acadiana Bancshares, Inc.

          3.2*   Bylaws of Acadiana Bancshares, Inc.

          4.0*   Form of Stock Certificate of Acadiana Bancshares, Inc.

          10.1** Stock Option Plan

          10.2** 1996 Recognition and Retention Plan and Trust Agreement for
                 Employees and Non-Employee Directors

          10.3** Employment Agreement between LBA Savings Bank and Gerald G.
                 Reaux, Jr.

          10.4* Form of Severance Agreement between Acadiana Bancshares, Inc.,
                LBA Savings Bank and Lawrence Gankendorff, James J. Montelaro, Gregory King, Mary Anne Bertrand, Wayne Bares, Emile E. Soulier, III and Thomas F. Debaillon.

          27.0  Financial Date Schedule
          ____________________

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

                                  ACADIANA BANCSHARES, INC.

Date:  November 8, 1999            By: /s/ GERALD G. REAUX, JR.
                                      -----------------------------------------
                                      Gerald G. Reaux, Jr., President and
                                      Chief Executive Officer

Date:  November 8, 1999            By: /s/ EMILE E. SOULIER, III
                                      -----------------------------------------
                                      Emile E. Soulier, III, Vice-President and
                                      Chief Financial Officer