Form 10-K
period 1999-12-31
ACADIANA BANCSHARES INC /LA
filed 2000-03-29
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

|X|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from ______to_____________

                           Commission File no: 1-14364

                            Acadiana Bancshares, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                  Louisiana                          72-1317124
           --------------------------------     -------------------------
           (State or other jurisdiction             (IRS Employer
           of incorporation or organization)      Identification Number)

           101 West Vermilion Street

           Lafayette, Louisiana                               70501
           --------------------------                      ------------
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

Yes   X  No ____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

|X|

As of March 22, 2000, the aggregate market value of the 1,081,185 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 353,338 shares held by all directors and executive officers of the Registrant as a group, was approximately $16.2 million. This figure was based on the closing sale price of $15 per share of the Registrant's Common Stock on March 22, 2000.

Number of shares of Common Stock outstanding as of December 31, 1999: 1,494,523

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

         In addition to historical information, this Annual Report on Form 10K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1.  Business.

General

         Acadiana Bancshares, Inc., (the "Company") is a Louisiana corporation organized in February 1996 by LBA Savings Bank (the "Bank", or the "Savings Bank") for the purpose of acquiring all of the capital stock of the Bank to be issued by the Bank in the conversion (the "Conversion") of the Bank to stock form, which was completed on July 15, 1996. The only significant asset of the Company is the capital stock of the Bank. The Company's common stock trades on the AMEX under the symbol "ANA". At December 31, 1999, the Company had total assets of $305.7million, total deposits of $213.2 million, and stockholders' equity of $27.8 million.

         The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or ("FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is a Savings Association Insurance Fund ("SAIF") -insured, Louisiana chartered, stock savings bank conducting business from its main office and three branch offices located in Lafayette, Louisiana, one branch office located in New Iberia, Louisiana and one loan production office in Eunice, Louisiana. The Company's executive office is located at 101 West Vermilion Street, Lafayette, Louisiana, 70501, and its telephone number is (337) 232-4631.

         Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. At December 31, 1999, the Company's net loan portfolio totaled $245.0 million, or 80.1% of the Company's assets. In addition to its lending activities, the Company also invests in investment securities. The Company's investment securities portfolio amounted to $38.0 million, or 12.4%, of the Company's total assets at December 31, 1999. At December 31, 1999, the Company had total deposits of $213.2 million, of which $61.6 million, or 28.9% consisted of core deposits which include savings deposits, money market deposits ("MMDA"), negotiable order of withdrawal ("NOW") and non-interest-bearing accounts. At that same date $151.6 million, or 71.1%, consisted of certificates of deposit, including $43.5 million of deposit accounts equal to or exceeding $100,000. The Company does not accept broker deposits. Traditionally, the Company's principal source of funds has come from deposits raised in the local market; however, FHLB borrowings provide the Company with an alternative source of funds. The Company, like many other financial institutions, has experienced increasing difficulty in attracting net new deposits in amounts necessary to fully fund new loan demand. The FHLB has provided an important funding source that, when used together with deposits, is expected to be an adequate source of funds to meet anticipated loan demand. At December 31, 1999, borrowings from the FHLB totaled $6.0 million of short-term advances and $57.9 million of long-term advances. Total advances were 20.9% of total assets at December 31, 1999.

         Stockholders' equity provides a permanent source of funding to the Company, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At December 31, 1999, stockholders' equity totaled $27.8 million, or 9.1% of total assets at such date. Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. At December 31, 1999, the Company and the Bank significantly exceeded all applicable regulatory capital ratio requirements.

Lending Activities

     Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.


                                                               At December 31,
                                     ----------------------------------------------------------------------------
                                         1999                      1998                     1997
                                     ------------------------- ------------------------ ------------------------
                                                     Percent                  Percent                  Percent
                                        Balance     of Total     Balance     of Total     Balance     of Total
                                     -------------- ---------- ------------- ---------- ------------- ----------
                                                                                        (Dollars in Thousands)
Type of loan:
     Mortgage Loans:
       Single-family residential         $ 179,109     73.10%     $ 169,362     75.02%     $ 169,694     79.72%
       Construction                         12,612      5.15%        12,588      5.58%        10,286      4.83%
       Multi-family residential                425      0.17%           481      0.21%           546      0.26%
       Commercial real estate               18,798      7.67%        16,887      7.48%        13,900      6.53%
       Equity lines of credit                3,406      1.39%         2,040      0.90%           587      0.28%
                                     -------------- ---------- ------------- ---------- ------------- ----------
Total mortgage loans                       214,350     87.48%       201,358     89.19%       195,013     91.62%
     Commercial business loans              18,144      7.41%        13,861      6.14%         9,821      4.61%
     Consumer loans                         21,803      8.90%        19,348      8.57%        15,768      7.41%
                                     -------------- ---------- ------------- ---------- ------------- ----------
Total loans                                254,297    103.79%       234,567    103.90%       220,602    103.64%
Less:
     Allowance for loan losses              (2,747)    -1.12%        (2,726)    -1.21%        (2,760)    -1.30%
     Unearned discounts                         13      0.01%            57      0.03%           162      0.08%
     Net deferred loan fees                   (235)    -0.10%          (357)    -0.16%          (535)    -0.25%
     Unadvanced loan funds                  (6,332)    -2.58%        (5,789)    -2.56%        (4,629)    -2.17%
                                     -------------- ---------- ------------- ---------- ------------- ----------
Total loans, net                         $ 244,996    100.00%     $ 225,752    100.00%     $ 212,840    100.00%
                                     ============== ========== ============= ========== ============= ==========


                                                     At December 31,
                                     -------------------------------------------------
                                         1996                    1995
                                     ------------------------ ------------------------
                                                    Percent                  Percent
                                       Balance     of Total     Balance     of Total
                                     ------------- ---------- ------------  ----------

Type of loan:
     Mortgage Loans:
       Single-family residential        $ 142,774     78.15%    $ 127,565      80.90%
       Construction                        10,581      5.79%        7,597       4.82%
       Multi-family residential               862      0.47%        1,202       0.76%
       Commercial real estate              14,744      8.07%       13,168       8.35%
       Equity lines of credit                 132      0.07%            -       0.00%
                                     ------------- ---------- ------------  ----------
Total mortgage loans                      169,093     92.55%      149,532      94.83%
     Commercial business loans              5,535      3.03%        1,358       0.86%
     Consumer loans                        16,727      9.15%       13,704       8.69%
                                     ------------- ---------- ------------  ----------
Total loans                               191,355    104.73%      164,594     104.38%
Less:
     Allowance for loan losses             (2,592)    -1.42%       (2,329)     -1.48%
     Unearned discounts                       331      0.18%          206       0.13%
     Net deferred loan fees                  (471)    -0.26%         (488)     -0.31%
     Unadvanced loan funds                 (5,899)    -3.23%       (4,292)     -2.72%
                                     ------------- ---------- ------------  ----------
Total loans, net                        $ 182,724    100.00%    $ 157,691     100.00%
                                     ============= ========== ============  ==========

         The Company's primary source of income is from loans. Total loans receivable grew $19.7 million, or 8.4%, during the year ended December 31, 1999. Changes in types of loans during 1999 are as follows: single-family residential loans increased $9.7 million or 5.8%; construction loans grew $24,000, or 0.2%; multi-family residential loans decreased $56,000, or 11.6%; commercial real estate loans grew $1.9 million, or 11.3%; equity lines of credit grew $1.4 million, or 67.0%; commercial business loans grew $4.3 million, or 30.9%; and consumer loans grew $2.5 million, or 12.7%.

         Contractual Maturities. The following table sets forth the time to contractual maturity of the Company's loan portfolio at December 31, 1999.

                                                       Over One
                                    Less than        Through Five       Over Five
                                     One Year           Years             Years            Total
                                  ---------------   ---------------  ----------------  ---------------
                             (Dollars in Thousands)

Single-family residential                $ 6,494          $ 34,599         $ 138,016        $ 179,109
Construction                                 982               171            11,459           12,612
Multi-family residential                     278                57                90              425
Commercial real estate                     2,661             6,856             9,281           18,798
Equity lines of credit                     3,406                 -                 -            3,406
Commercial business loans                  8,748             4,736             4,660           18,144
Consumer loans                             5,808            10,456             5,539           21,803
                                  ---------------   ---------------  ----------------  ---------------
Total                                   $ 28,377          $ 56,875         $ 169,045        $ 254,297
                                  ===============   ===============  ================  ===============


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

         The following table sets forth the dollar amount at December 31, 1999 of all loans contractually maturing after December 31, 2000 by fixed and adjustable interest rates.

                                               Fixed          Adjustable
                                               Rates            Rates

                                          ---------------  ----------------
                                                   (In thousands)

Single-family residential                       $ 93,960          $ 78,655
Construction                                      11,630                 -
Multi-family residential                               -               147
Commercial real estate                             7,891             8,246
Equity lines of credit                                 -                 -
Commercial business loans                          5,174             4,222
Consumer loans                                    15,995                 -
                                          ---------------  ----------------
                                               $ 134,650          $ 91,270
                                          ===============  ================


         Loan Origination and Sales Activity. The table below sets forth the Company's total loan origination and loan reduction experience during the periods indicated. The Company historically has not made any loan purchases.

                                                       Years Ended December 31,
                                          ----------------------------------------------------
                                               1999              1998              1997
                                          ----------------  ----------------  ----------------
                                                            (Dollars in Thousands)
Loans receivable, net beginning of period       $ 225,752         $ 212,840         $ 182,724
Loan originations:
     Single-family residential                     37,154            41,007            36,800
     Construction                                  14,704            15,306            18,982
     Multi-family residential                           -                 -                 -
     Commercial real estate                         5,803                 -             3,824
     Commercial business loans                     22,395            31,624            13,260
     Consumer loans                                16,642            16,664            10,762
                                          ----------------  ----------------  ----------------
         Total loan originations                   96,698           104,601            83,628
                                          ----------------  ----------------  ----------------
Loan reductions:
     Loan sales                                    (8,565)          (19,479)             (878)
     Loan participation                            (2,471)
     Principal repayments                         (73,417)          (65,964)          (53,168)
     Other changes, net (1)                         6,999            (6,246)              534
                                          ----------------  ----------------  ----------------
         Total loan reductions                    (77,454)          (91,689)          (53,512)
                                          ----------------  ----------------  ----------------
Loans receivable, net end of period             $ 244,996         $ 225,752         $ 212,840
                                          ================  ================  ================

------------------

(1) Includes changes in net deferred loan fees, allowance for loan losses, and unadvanced loan funds.

         The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Company's mortgage lending officers, while the Company's designated consumer lenders have primary responsibility for taking consumer loan applications, and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Company's loan originators will take loan applications at any of the Company's offices and, on occasion, outside of the Company's offices at the customer's convenience. The process of underwriting loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized in the Company's main office. The Company's commercial loan officers are responsible for overseeing the underwriting of commercial business and commercial real estate loans. The Company generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Company's Board of Directors. The Company requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

         Residential mortgage loan applications are developed primarily from advertising, referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate and commercial business loan applications are obtained primarily from previous borrowers, direct solicitations by Company personnel, as well as referrals. Consumer loans originated by the Company are obtained primarily from advertising, direct mail campaigns and through existing and walk-in customers.

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

         Single-Family Residential Loans. Substantially all of the Company's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Company's single-family residential mortgage loans are secured by properties located in Lafayette, Louisiana and the Louisiana parishes immediately contiguous to Lafayette Parish, and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As of December 31, 1999, $179.1 million, or 73.1%, of the Company's total loan portfolio consisted of single-family residential mortgage loans.

         The Company's residential mortgage loans either have fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions, and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FNMA and the FHLMC, and other investors in the secondary market for single-family residential mortgages. At December 31, 1999, $98.3 million, or 54.8%, of the Company's single-family residential mortgage loans were fixed-rate loans. At December 31, 1999, the weighted average remaining term to maturity of the Company's fixed-rate, single-family residential mortgage loans was approximately 19 years. Substantially all of the Company's fixed-rate, single family residential mortgage loans contain due-on-sale clauses, which permit the Company to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Company enforces such due-on-sale clauses.

         The adjustable-rate loans currently offered by the Company have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index (the primary index utilized by the Company is the United States Treasury securities adjusted to a constant maturity of one year), plus a stipulated margin. The Company's adjustable-rate, single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. From time-to-time, based on prevailing market conditions, the Company may offer adjustable-rate loans with "teaser" rates, i.e., initial rates below the fully indexed rate. At December 31, 1999, the weighted average remaining term to maturity of the Company's adjustable-rate, single-family residential mortgage loans were approximately 25 years. At December 31, 1999, $81.0 million or 45.2%, of the Company's single-family residential mortgage loans were adjustable-rate loans.

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

         Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 1999, the Company had $18.8 million in outstanding loans secured by commercial real estate. Such commercial real estate loans, which comprised 7.7% of the Company's total loan portfolio at December 31, 1999, are secured primarily by office and other commercial buildings, retail and manufacturing properties and church properties. None of the Company's commercial and other real estate loans were non-performing loans at such date.

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

         At December 31, 1999, the Company had $425,000 of multi-family residential real estate loans. The Company has not originated any new multi-family residential loans during the past three years, and does not anticipate becoming an active originator of multi-family residential loans.

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

         Construction Loans. Substantially all of the Company's construction loans have consisted of loans to construct single-family residences. As of December 31, 1999, the Company's construction loans amounted to $12.6 million, or 5.2% of the Company's total loan portfolio.

         The Company makes construction loans both to individuals and to builders. Construction loans made to individuals for one-to four-family residences normally are construction/permanent loans which provide for the payment of interest only during the construction period, after which the loan converts to a permanent loan at fixed or adjustable interest rates with monthly amortization of principal and interest. Construction loans to individuals for single-family residential properties generally have a maximum LTV ratio of 80% of the sales price or appraised value of the property, whichever is less. Higher ratios require PMI. The Company originated $13.4 million of single-family construction loans to individuals during the year ended December 31, 1999.

         The Company's policies permit loans to builders constructing single-family residential properties on a speculative basis; however, such policies generally limit a builder to two such loans. Other builder loans are made to finance construction of residences, which have been pre-sold prior to loan closing. Loans made to builders generally require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Construction loans to builders made on a speculative basis are generally limited to 85% of the appraised value of the property. During the year ended December 31, 1999, the Company originated $550,000 in such loans to builders.

         Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, an independent inspector periodically inspects the project.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use. As of December 31, 1999, none of the Company's construction loans was considered non-performing.

         Consumer Loans. The Company offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1999, $21.8 million, or 8.9% of the Company's total loan portfolio was comprised of consumer loans. The Company originates substantially all of such loans in its primary market area.

         Origination of consumer loans by the Company amounted to $16.6 million in 1999 compared to $16.7 million and $10.8 million in 1998 and 1997, respectively. During 1996, the Company discontinued its indirect automobile loan origination program, which it had initiated during 1995. Indirect automobile loans originated accounted for approximately 43.6% and 39.3% of the Company's total consumer loans originated during 1996 and 1995, respectively. Although applications for such loans were taken by employees of the dealer, the loans were made pursuant to the Company's underwriting standards using the Company's documentation, and all such indirect loans had to be approved by a loan officer of the Company before disbursement of loan proceeds.

         Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer-lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer finance loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. As of December 31, 1999, $49,000, or 0.2% of the Company's total consumer loans were considered non-performing.

         Commercial Business Loans. At December 31, 1999, the Company's commercial business loans amounted to $18.1 million, or 7.4% of the Company's total loan portfolio. Prior to 1996, the Company had not been an active originator of commercial business loans.

         The Company concentrates its commercial lending activities among small- to mid-size businesses in Lafayette, Louisiana and contiguous parishes, in a manner consistent with its current underwriting standards. Commercial business lending generally involves more credit risk than traditional, single-family residential mortgage lending. Origination of commercial business loans by the Company amounted to $22.4 million in 1999, compared to $31.6 million, and $13.3 million in 1998 and 1997, respectively.

         Loans-to-One Borrower Limitations.. The Louisiana Savings Bank Act of 1990 (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under the LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of a savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through
(iv). Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 1999, the Company's limit on loans-to-one borrower under LSBA was approximately $4.1 million. At December 31, 1999, the Company's five largest loans or groups of loans-to-one borrower ranged from $1.2 million to $2.6 million and all such loans were performing in accordance with their terms.

Asset Quality

         General. As part of the Company's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Company's assets are subject to review under the classification system. All assets of the Company are periodically reviewed, and the Audit Committee of the Board of Directors reviews the classifications on at least a quarterly basis.

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

         Under GAAP, the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings". In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Company had $453,000 of loans deemed troubled debt restructurings as of December 31, 1999. The interest income that would have been recognized if those loans had been current with their original terms was approximately $107,000 for the year ended December 31, 1999. Interest income totaling $58,000 was included in income for the year ended December 31, 1999.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts, which are past due.

                                                            At December 31, 1999
                                         -----------------------------------------------------------
                                                 30-59 Days                     60-89 Days
                                         ----------------------------   ----------------------------
                                                         Percent of                    Percent of
                                           Amount       Loan Category     Amount      Loan Category
                                         ------------   -------------   ------------  --------------
                                                           (Dollars in Thousands)
Mortgage loans:
     Single-family residential                 $ 424           0.24%           $ 96           0.05%
     Construction                                  -               -              -               -
     Multi-family residential                      -               -              -               -
     Commercial real estate                      105            0.56             38            0.20
     Equity lines of credit                      103            3.02              -               -
Commercial business loans                         25            0.14             48            0.26
Consumer loans                                     7            0.03              1               -
                                         ------------   -------------   ------------  --------------
             Total                             $ 664           0.26%          $ 183           0.07%
                                         ============   =============   ============  ==============

         Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans, other real estate owned, and non-performing investments in real estate at the dates indicated.

                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                  ----------  ----------  ----------  ----------  ----------
                                                                   (Dollars in Thousands)
Accruing loans 90 days or more past due:
     Single-family residential                          $ -         $ -         $ -         $ -         $ -
     Construction                                         -           -           -           -           -
     Multi-family residential                             -           -           -           -           -
     Commercial real estate                               -           -           -           -           -
     Equity lines of credit                               -           -           -           -           -
     Commercial business loans                            -           -           -           -           -
     Consumer loans                                       -           -           -           -           -
                                                  ----------  ----------  ----------  ----------  ----------
       Total accruing loans                               -           -           -           -           -
                                                  ----------  ----------  ----------  ----------  ----------
Non-accrual loans:
     Single-family residential                           33         140         285         632         527
     Construction                                         -           -           -           -           -
     Multi-family residential                             -           -           -           -           -
     Commercial real estate                               -           -           -         145         197
     Equity lines of credit                              18           -           -           -           -
     Commercial business loans                            -           -           -           -           -
     Consumer loans                                      49          50         129          96          16
                                                  ----------  ----------  ----------  ----------  ----------
       Total non-accrual loans                          100         190         414         873         740
                                                  ----------  ----------  ----------  ----------  ----------
Total non-performing loans                              100         190         414         873         740
                                                  ----------  ----------  ----------  ----------  ----------
Other real estate owned, and repossessed assets           -           7         204          75         845
                                                  ----------  ----------  ----------  ----------  ----------
Total non-performing assets                             100         197         618         948       1,585
                                                  ==========  ==========  ==========  ==========  ==========

Performing troubled debt restructurings               $ 453       $ 490       $ 515       $ 536       $ 878
                                                  ==========  ==========  ==========  ==========  ==========

Total non-performing assets and troubled debt         $ 553       $ 687      $1,133      $1,484      $2,463
                                                  ==========  ==========  ==========  ==========  ==========
    restructurings


Non-performing assets to total loans                  0.04%       0.08%       0.29%       0.52%       0.96%
Non-performing assets to total assets                  0.03        0.07        0.22        0.36        0.70
Non-performing loans to total loans                    0.04        0.08        0.19        0.48        0.45
Non-performing loans to total assets                   0.03        0.07        0.15        0.33        0.33
Total non-performing assets and troubled debt
    restructurings to total assets                     0.18        0.24        0.41        0.56        1.09

         Other Classified Assets. Federal regulations require that the Company classify its assets on a regular basis. In addition, concerning examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

         At December 31, 1999, the Company had $1.8 million of assets classified substandard and no assets classified as doubtful or loss. At such date, the aggregate of the Company's classified assets amounted to 0.6% of total assets.

         Potential Problem Loans. The Company has identified a group of residential mortgage loans which were originated during several years prior to 1996 under its discontinued program of making loans to facilitate the sale of real estate owned, and which, at December 31, 1999, totaled $2.2 million, or 0.9%, of the Company's gross loan portfolio. Loans in this portfolio were originated at 90% to 100% of collateral value, without credit enhancements such as private mortgage insurance. Although the portfolio is not currently demonstrating credit problems evidenced by delinquent loan payments, the Company recognizes that these loans are secured primarily by residential real estate, which generally became severely depressed during the most recent economic downturn. In that regard, the Company has concerns that the collateral values would again become severely adversely affected in the next economic downturn. Accordingly, the Company believes the relative credit risk with regard to this group of loans to be higher than that of its other residential mortgage loans, taken as a whole.

         Also, during 1995, the Company commenced a program of originating automobile loans indirectly through a network of approximately 12 new and used automobile dealers located in Lafayette, Louisiana, and in nearby parishes. Although the Company determined to discontinue this program (see "Business - Consumer Loans") in 1996, the outstanding portfolio totaled $994,000 at December 31, 1999, or 0.4% of the Company's net loans. This group of loans has demonstrated much higher delinquency ratios than that of the Company's other secured consumer loans. Several of the loans in this portfolio demonstrated serious credit problems such as first payment default. In addition, the Company's experience indicates that the collateral values securing those loans which became delinquent are generally insufficient to cover the amounts due the Company. Accordingly, the Company believes this indirect loan portfolio has higher relative credit risks than that of its other consumer loans, taken as a whole.

         Allowance for Loan Losses. The Company's policy is to establish reserves for estimated losses on loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, and composition of the portfolio, and other relevant factors. Provisions for loan losses, which are charged against income, increase the allowance. As shown in the table below, at December 31, 1999, the Company's allowance for loan losses amounted to 496.75% and 1.08% of the Company's non-performing loans and troubled debt restructurings, and gross loans, respectively.

         Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the Office of Thrift Supervision ("OTS") and the Federal Reserve Board, issued the Policy Statement regarding an institution's allowance for loan and lease losses. [The Company's policy for establishing its estimated allowance for loan and lease losses is not inconsistent with the Policy Statement.] The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement also sets forth quantitative measures which examiners may use to determine the reasonableness of an allowance; (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         The following table describes the activity related to the Company's allowance for possible loan losses for the periods indicated.

                                                                 Years Ended December 31,
                                          -----------------------------------------------------------------------
                                             1999           1998          1997           1996           1995
                                          ------------ --------------  ------------   ------------  -------------
                                                                  (Dollars in Thousands)
Balance, beginning of period                  $ 2,726        $ 2,760       $ 2,592        $ 2,329        $ 1,087
Provision for loan losses                           -             90           180            355          1,274
Charge-offs:
     Single-family residential                     (4)           (40)          (14)             -            (70)
     Construction                                   -              -             -              -              -
     Multi-family residential                       -              -             -              -             (7)
     Commercial real estate                         -              -             -            (67)             -
     Equity lines of credit                         -              -             -              -              -
     Commercial business loans                    (25)          (169)            -              -              -
     Consumer loans                              (156)          (104)         (221)          (210)           (50)
                                          ------------  -------------  ------------   ------------  -------------
       Total charge-offs                         (185)          (313)         (235)          (277)          (127)
                                          ------------  -------------  ------------   ------------  -------------
Recoveries:
     Single-family residential                     40             36            76             87             10
     Construction                                   -              -             -              -              -
     Multi-family residential                       -              -             -              -              -
     Commercial real estate                         -              -            56             10              -
     Equity lines of credit                         -              -             -              -              -
     Commercial business loans                     47             22             -              -              -
     Consumer loans                               119            131            91             88             85
                                          ------------  -------------  ------------   ------------  -------------
       Total recoveries                           206            189           223            185             95
                                          ------------  -------------  ------------   ------------  -------------
Net (charge-offs) / recoveries                     21           (124)          (12)           (92)           (32)
                                          ------------  -------------  ------------   ------------  -------------
Balance, end of period                          2,747          2,726         2,760          2,592          2,329
                                          ============  =============  ============   ============  =============
Allowance for loan losses to
     total non-performing loans
     and troubled debt restructurings
     at end of period                         496.75%        396.80%       297.09%        183.96%        143.94%
                                          ============  =============  ============   ============  =============
Allowance for loan losses to
     total loans at end of period               1.08%          1.16%         1.25%          1.35%          1.41%
                                          ============  =============  ============   ============  =============
Net (charge-offs) / recoveries to
     average loans outstanding                  0.01%         -0.06%        -0.01%         -0.05%         -0.02%
                                          ============  =============  ============   ============  =============

         The following table presents an allocation of the allowance for losses on loans by the categories indicated and the percentage that loans in each category bear to the total loans. This allocation is used by management to assist in its evaluation of the Company's loan portfolio. It should be noted that allocations are no more than estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Company's assessment of its loan portfolio, all of the Company's allowances for losses on loans have been allocated to the categories indicated. Allocations of these loans are based primarily on the creditworthiness of each borrower. In addition, general allocations are also made to each category based upon, among other things, the current impact of economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on prior loss experience and a review of current economic conditions.

                                                                  At December 31,
                                       ---------------------------------------------------------------------
                                                    Percent                Percent                Percent
                                                   of Loans               of Loans               of Loans
                                          1999     to Gross      1998     to Gross      1997     to Gross
                                         Amount      Loans      Amount      Loans      Amount      Loans
                                       ---------------------- ----------- ---------- ----------- ----------
                                                              (Dollars in Thousands)
Mortgage loans:
       Single-family residential            $ 992     70.43%     $ 1,591     72.20%     $ 1,739     76.92%
       Construction                            74      4.96%          80      5.37%          64      4.66%
       Multi-family residential                 3      0.17%           3      0.20%           5      0.25%
       Commercial real estate                 505      7.39%         397      7.20%         350      6.30%
       Equity lines of credit                  81      1.34%          31      0.87%           9      0.27%
                                       ----------- ---------- ----------- ---------- ----------- ----------
Total mortgage loans                        1,655     84.29%       2,102     85.84%       2,167     88.40%
                                       ----------- ---------- ----------- ---------- ----------- ----------
       Commercial business loans              737      7.14%         346      5.91%         274      4.45%
       Consumer loans                         355      8.57%         278      8.25%         319      7.15%
                                       ----------- ---------- ----------- ---------- ----------- ----------
Total non-mortgage loans                    1,092     15.71%         624     14.16%         593     11.60%
                                       ----------- ---------- ----------- ---------- ----------- ----------
Total allowance for loans                 $ 2,747    100.00%     $ 2,726    100.00%     $ 2,760    100.00%
                                       =========== ========== =========== ========== =========== ==========

                                                     At December 31,
                                       ---------------------------------------------
                                                    Percent                Percent
                                                   of Loans               of Loans
                                          1996     to Gross      1995     to Gross
                                         Amount      Loans      Amount      Loans
                                       ----------- ---------- ----------- ----------
                                                   (Dollars in Thousands)
Mortgage loans:
       Single-family residential          $ 1,565     74.61%     $ 1,773     77.50%
       Construction                            58      5.53%          22      4.62%
       Multi-family residential                 7      0.45%          80      0.73%
       Commercial real estate                 460      7.71%         331      8.00%
       Equity lines of credit                   2      0.07%           -      0.00%
                                       ----------- ---------- ----------- ----------
Total mortgage loans                        2,092     88.37%       2,206     90.85%
                                       ----------- ---------- ----------- ----------
       Commercial business loans              163      2.89%          26      0.82%
       Consumer loans                         337      8.74%          97      8.33%
                                       ----------- ---------- ----------- ----------
Total non-mortgage loans                      500     11.63%         123      9.15%
                                       ----------- ---------- ----------- ----------
Total allowance for loans                 $ 2,592    100.00%     $ 2,329    100.00%
                                       =========== ========== =========== ==========


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

Investment Activities

         General. Interest and dividend income from investments in debt and equity securities generally provides the second largest source of income to the Company after interest on loans. The Company's Board of Directors has authorized investments in U.S. Government and agency obligations, obligations of the FHLB, and debt of U.S. government agencies such as the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), and government-sponsored enterprises such as the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), and the Federal National Mortgage Association ("FNMA" or "Fannie Mae") representing mortgage-backed securities. The Company also invests in certain highly rated privately issued mortgage-backed securities. Additionally, the Company holds certain equity securities in its trading and available for sale portfolios. The Company's objective is to use such investments to reduce interest rate risk, provide liquidity and enhance yields on assets.

         Mortgage-backed securities provide a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity.
Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The servicers, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLB's and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs, which limit is currently $240,000.

         Typically mortgage-backed securities are created by pooling a group of similar mortgages. Most mortgage-backed securities are issued with a stated minimum principal amount, and a stated interest rate and represent a pro rata share in the principal and interest cash flows to be received as the underlying mortgages are repaid by the mortgagors. The interest and principal payments representing cash flows from the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) are passed on to the certificate holder, as is prepayment risk. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The Company's mortgage-backed securities portfolio includes investments in mortgage-backed securities backed by fixed rate mortgages and adjustable rate mortgages ("ARMs"), collateralized by single-family real estate mortgages.

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

         Mortgage-backed securities (including CMOs) generally yield less than the loans that underlie such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

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

         Trading Securities. As of December 31, 1999, the Company's trading securities amounted to $285,000. The Company has no intention to increase its trading securities portfolio significantly.

         Securities Available for Sale. The Company's securities available for sale amounted to $26.1 million, and $26.4 million, respectively, at December 31, 1999 and 1998. The following table sets forth certain information regarding the Company's securities available for sale at the dates indicated. The Company's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs").

                                                         At December 31,
                          ------------------------------------------------------------------------------
                                    1999                       1998                       1997
                          -------------------------  ------------------------   ------------------------
                           Carrying      Market       Carrying      Market       Carrying      Market
                            Value         Value        Value        Value         Value        Value
                          -----------  ------------  -----------  -----------   -----------  -----------
                                                     (Dollars in Thousands)
Debt securities:
       Commercial Paper      $      -      S     -      $ 5,992        5,992    $        -     $      -
       U.S. Government and
          Federal Agencies     10,255       10,255        8,973        8,973        11,021       11,021
       Mortgage-backed         15,780       15,780       11,409       11,409        17,846       17,846
                         -----------  ------------  -----------  -----------   -----------  -----------
        Total debt securities  26,035       26,035       26,374       26,374        28,867       28,867
Marketable equity securities      25            25           30           30            23           23
                          -----------  ------------  -----------  -----------   -----------  -----------
        Total                $26,060       $26,060      $26,404      $26,404       $28,890      $28,890
                          ===========  ============  ===========  ===========   ===========  ===========

         At December 31, 1999, the Company's investments in U.S. Treasuries, agency obligations, mortgage-backed securities, and CMOs were 1.9%, 37.5%, 40.8%, and 19.8%, respectively, of the total securities available for sale. Securities classified as available for sale are carried at fair value.
Unrealized gains and losses on such securities are recognized as direct increases or decreases in equity, net of applicable income taxes. At December 31, 1999, the Company had net unrealized losses of $364,000, net of deferred taxes, with respect to its securities available-for-sale.

         At December 31, 1999, the weighted average contractual maturity of the Company's mortgage-backed securities available for sale was approximately 16.7 years, and the weighted average contractual maturity of the Company's CMOs available for sale was approximately 28.9 years. The following table sets forth certain other information regarding the maturities of the Company's debt securities available for sale. Maturity distributions of mortgage-backed securities are based on the estimated average life at the projected speed.

                                                                   Contractually Maturing
                                     -----------------------------------------------------------------------------------
                                                Weighted              Weighted              Weighted            Weighted
                                      Under 1    Average     1-5       Average    6-10      Average  Over 10    Average
                                       Year      Yield      Years      Yield      Years      Yield    Years      Yield
                                     ---------- --------- ----------- --------- ----------  -------- ---------  --------
                                                                   (Dollars in Thousands)
Debt securities:
        U.S. Government and
           Federal Agencies               $  -     0.00%     $10,255     6.36%    $      -     0.00%       $ -     0.00%
        Mortgage-backed securities          97     8.51%       6,368     7.93%       2,114     6.53%     7,201     6.56%
                                     ---------- --------- ----------- --------- ----------  -------- ---------  --------
              Total                       $ 97     8.51%     $16,623     6.96%    $  2,114     6.53%    $7,201     6.56%
                                     ========== ========= =========== ========= ==========  ======== =========  ========

         Securities Held to Maturity. The Company's securities held to maturity amounted to $11.9 million, and $12.4 million, respectively, at December 31, 1999 and 1998. The following table sets forth certain information regarding the
Company's securities held to maturity at the dates indicated. The Company's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs").

                                                          December 31,
                          ------------------------------------------------------------------------------
                                   1999                       1998                       1997
                          -------------------------  ------------------------   ------------------------
                           Carrying      Market       Carrying      Market       Carrying      Market
                            Value         Value        Value        Value         Value        Value
                          -----------  ------------  -----------  -----------   -----------  -----------
                                                     (Dollars in Thousands)
Debt securities:
       Mortgage-backed     $  11,921    $  11,958     $  12,360    $  12,694     $  12,806    $  12,736
                          ===========  ============  ===========  ===========   ===========  ===========

All such mortgage-backed securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

         At December 31, 1999, the Company's investments in mortgage-backed securities, and CMOs were 89.4% and 10.6%, respectively, of the total securities held to maturity. At December 31, 1999, the weighted average contractual maturity of the Company's mortgage-backed securities held to maturity was approximately 24.1 years, and the weighted average contractual maturity of the Company's CMOs held to maturity was approximately 23.3 years. The following table sets forth certain other information regarding the maturities of the Company's debt securities held to maturity. Maturity distributions are based on the average life at the projected speed.

                                                          Contractually Maturing
                            -----------------------------------------------------------------------------------
                                       Weighted              Weighted              Weighted            Weighted
                             Under 1    Average     1-5       Average    6-10      Average  Over 10    Average
                              Year      Yield      Years      Yield      Years      Yield    Years      Yield
                            ---------- --------- ----------- --------- ----------  -------- ---------  --------
                                                          (Dollars in Thousands)
Debt securities:
        Mortgage-backed        $5,657     7.11%     $ 1,264     5.62%   $     -      0.00%   $5,000      7.06%
                            ---------- --------- ----------- --------- ----------  -------- ---------  --------
              Total            $5,657     7.11%     $ 1,264     5.62%   $     -      0.00%   $5,000      7.06%
                            ========== ========= =========== ========= ==========  ======== =========  ========


         Federal Home Loan Bank Stock. In addition, as a member of the FHLB of Dallas, the Bank is required to maintain an investment in stock of the FHLB of Dallas equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Dallas. As of December 31, 1999, the Bank's investment in stock of the FHLB of Dallas amounted to $3.7 million. During the year ended December 31, 1999, the Bank received $167,000 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

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

         The Company's deposits are obtained primarily from residents in its primary market area. The Company attracts local deposit accounts by offering a variety of accounts, competitive interest rates and convenient branch office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Company operates four automated teller machines ("ATMs") and participates in the regional ATM network known as CIRRUS(R).

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

                                                               December 31,
                                    -------------------------------------------------------------------
                                      1999                   1998                   1997
                                    ---------------------  ---------------------  ---------------------
                                               Percent of             Percent of              Percent of
                                                 Total                  Total                  Total
                                     Amount    Deposits     Amount    Deposits     Amount     Deposits
                                    ---------- ----------  ---------- ----------  ----------  ---------
                                                           (Dollars in Thousands)
Demand accounts                      $ 18,354      8.61%     $ 9,023      4.47%     $ 8,177      4.19%
Money market accounts                  18,491      8.67%      19,364      9.60%       9,436      4.83%
Noninterest-bearing demand accounts    10,382      4.87%      12,518      6.21%      10,562      5.42%
                                    ---------- ----------  ---------- ----------  ----------  ---------
    Total demand deposits              47,227     22.15%      40,905     20.28%      28,175     14.44%
                                    ---------- ----------  ---------- ----------  ----------  ---------
Savings deposits                       14,364      6.74%      19,706      9.77%      23,343     11.97%
                                    ---------- ----------  ---------- ----------  ----------  ---------
Certificate of Deposit accounts:
    Six months and less                35,581     16.69%      41,357     20.51%      35,802     18.36%
    Over six months through one year   28,851     13.53%      36,453     18.08%      30,131     15.45%
    Over one year through two years    67,029     31.44%      32,239     15.99%      25,255     12.95%
    Over two years through three years 12,601      5.91%      14,199      7.04%      15,772      8.09%
    Over three years through five years 7,330      3.44%      15,823      7.85%      12,400      6.36%
    Over five years                       229      0.10%         972      0.48%      24,165     12.38%
                                    ---------- ----------  ---------- ----------  ----------  ---------
    Total certificates                151,621     71.11%     141,043     69.95%     143,525     73.59%
                                    ---------- ----------  ---------- ----------  ----------  ---------
Total Deposits                      $ 213,212    100.00%   $ 201,654    100.00%   $ 195,043    100.00%
                                    ========== ==========  ========== ==========  ==========  =========

         The following table sets forth certain information relating to the Company's deposits.

         The following table sets forth by various interest-rate categories the certificates of deposit with the Company at the dates indicated. The Company had no "brokered" deposits during any of the periods reported below.

                                              December 31,
                           ----------------------------------------------------
                                1999              1998              1997
                           ---------------   ----------------  ----------------
                                         (Dollars in Thousands)

0.00% to 2.99%                       $ 83              $ 122             $ 226
3.00% to 3.99%                      1,854                347                 -
4.00% to 4.99%                     42,260             38,636            13,474
5.00% to 5.99%                     64,549             57,020            79,702
5.00% to 6.99%                     33,738             32,493            34,172
7.00% to 8.99%                      9,137             11,533            15,056
9.00% and over                          -                892               895
                           ---------------   ----------------  ----------------
                                $ 151,621          $ 141,043         $ 143,525
                           ===============   ================  ================


         The following table sets forth information relating to the Company's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                     At or for the year ended December 31,
                                                ------------------------------------------------
                                                    1999             1998             1997
                                                --------------   --------------  ---------------
                                                                (In Thousands)

Total deposits, beginning of period                 $ 201,654        $ 195,043        $ 194,192
Net increase (decrease) before interest credited        4,771              209           (5,264)
Interest credited                                       6,787            6,402            6,115
                                                --------------   --------------  ---------------
Total deposits, end of period                       $ 213,212        $ 201,654        $ 195,043
                                                ==============   ==============  ===============


         As of December 31, 1999, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was approximately $43.5 million. The following table presents the maturity of these time certificates of deposit at such dates.

              Over Three      Over Six       Over One       Over Two      Over Three
   Three        Months         Months          Year          Years           Years       Over
  Months        Through        Through        Through       Through         Through      Five
 and Less     Six Months      One Year       Two Years    Three Years     Five Years    Years       Total
------------  ------------  --------------  ------------  -------------   ------------  -------   ----------
                                          (Dollars in Thousands)

    $ 3,731       $ 4,101         $ 9,863      $ 21,577        $ 2,712        $ 1,489      $ -     $ 43,473
============  ============  ==============  ============  =============   ============  =======   ==========


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

         The following table sets forth the amount of the Company's borrowings and the weighted average rates for the periods indicated.

                                                                  December 31,
                                      ---------------------------------------------------------------------
                                               1999                   1998                    1997
                                      ----------------------  ---------------------  ----------------------
                                                   Percent                 Percent                Percent
                                        Amount       Rate      Amount       Rate       Amount       Rate
                                      -----------  ---------  ----------   --------  -----------  ---------
                                                               (Dollars in Thousands)
FHLB Advances                           $ 63,850      5.51%    $ 47,228      5.17%     $ 36,628      5.82%
                                      ===========  =========  ==========   ========  ===========  =========

Maximum amount outstanding
     at any month-end during the period $ 63,850               $ 56,728                $ 36,628
                                      ===========             ==========             ===========

Average balance outstanding
     during the period                  $ 51,430               $ 46,277                $ 29,648
                                      ===========             ==========             ===========


Weighted average interest rates on
     average balance during the period                5.26%                  5.47%                   5.67%
                                                   =========               ========               =========


         Advances at December 31, 1999 have maturities in future years as follows (dollars in thousands):

                        (Dollars in Thousands)
                     Year Ending DecembeAmount
     ----------------------------------------------
                             2000          $ 6,000
                             2001            2,500
                             2003            3,100
                             2005              250
                             2008           17,000
                             2009           35,000
                                     --------------
                                     --------------
                     Total                $ 63,850
                                     ==============


A significant portion of the advances contains a quarterly call feature beginning between one and three years after the date of issuance; therefore, actual repayments could vary from contractual maturities.

Subsidiaries

         The Bank is a wholly owned subsidiary of the Company. The Bank currently has no subsidiaries. The Company has no other subsidiaries; however, the Company owns a 40 percent interest in Cadence Holdings, LLC ("Cadence"), an affiliate in the financial services industry, which is accounted for under the equity method. A limited liability company ("LLC") is a legal form of doing business that combines partnership and corporate attributes. The Company's share of Cadence's net loss for the year ended December 31, 1999 was $155,000. The Company is a guarantor in the amount of $400,000 for a $1.0 million bank line of credit to Cadence dated in January, 1999.

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

Employees

         The Bank had 80 full-time employees and 11 part-time employees as of December 31, 1999. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel. The officers of the Company are officers of the Bank.

Regulation

         Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full pay-out, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

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

         Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

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

         FDIC Insurance Premiums. The deposits of the Bank are currently insured by the SAIF. During the year ended December 31, 1999, the Bank paid $120,000 in SAIF deposit insurance premiums.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the deposit insurance of the Bank.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

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

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for a savings bank requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1998, the Bank met each of its capital requirements.

         In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a capital adequacy of a bank. In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The FDIC intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

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

         At December 31, 1999, the federal income tax reserves of the Bank included $7.1 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank is substantially restricted.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1997. At December 31, 1999, the Bank had no NOL carryforwards for federal income tax purposes.

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

         The Bank's federal income tax returns for the tax years ended 1996, 1997, 1998 and 1999 are open under the statute of limitations and are subject to review by the IRS.

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

Item 2.  Properties.

Offices and Properties

         At December 31, 1999, the Bank conducted business from its main office and four branch offices, three of which are located in Lafayette, Louisiana and one located in New Iberia, Louisiana. The Bank also conducted business from its one loan production office in Eunice, Louisiana.

         The following table sets forth certain information relating to the Company's offices at December 31, 1999.

                                                          Net Book Value of
                                                           Premises and
                                            Owned or        Equipment at         Deposits at
                                             Leased      December 31, 1999    December 31, 1999
                                           -----------  --------------------  -------------------
                                                    (In Thousands)
Main Office

     101 West Vermilion Street
     Lafayette, Louisiana  70501             Owned                  $ 1,414             $ 85,493

Branch Offices:
     Northside Office
     2601 Moss Street
     Lafayette, Louisiana  70501             Owned                      366               38,515

     Southside Office
     3701 Johnston Street
     Lafayette, Louisiana  70503             Owned                      157               43,523

     Broadmoor Office
     5301 Johnston Street
     Lafayette, Louisiana  70503             Owned                      220               33,606

     New Iberia Office
     230 West Main Street
     New Iberia, Louisiana  70560            Owned                      496               12,075

Loan Production Offices:
     Eunice Loan Production Office
     136 South Third Street
     Eunice, Louisiana  70535                Leased                       4                    -
                                                        --------------------  -------------------

                                                                    $ 2,657            $ 213,212
                                                        ====================  ===================

Item 3.  Legal Proceedings.

         The Company and the Bank are not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.


PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 43 of the Registrant's 1999 Annual Report to Stockholders ("Annual Report").

Item 6.  Selected Financial Data.

         The Information required herein is incorporated by reference from page 6 of the Registrant's 1999 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of                                                      Operations.

         The Information required herein is incorporated by reference from pages 7 through 17 of the Registrant's 1999 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         The information required herein is incorporated by reference from pages 14 through 17 of the registrant's 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 18 through 39 of the Registrant's 1999 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The  information  required herein is incorporated by reference from the
Registrant's   definitive  proxy  statement  for  the  1999  Annual  Meeting  of
Stockholders ("Proxy Statement").

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Documents Filed as Part of this Report.

(1)      The following  financial  statements are incorporated by reference from
         Item 8 hereof (see Exhibit 13):

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Fiscal Periods Ended
         December 31, 1999, 1998 and 1997
         Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Periods ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Fiscal Periods Ended December 31, 1999, 1998 and 1997
         Notes to consolidated Financial Statements

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



                                  EXHIBIT INDEX

3.1*     Articles of Incorporation of Acadiana Bancshares, Inc.
3.2*     Bylaws of Acadiana Bancshares, Inc.
4.0*     Form of Stock Certificate of Acadiana Bancshares, Inc.
10.1**   Stock Option Plan
10.2** 1996 Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3***  Employment Agreement between LBA Savings Bank and Gerald G. Reaux, Jr.
10.4* Form of Severance Agreement between Acadiana Bancshares, Inc., LBA Savings Bank and Lawrence Gankendorff, James J.
         Montelaro, Gregory King, Mary Anne Bertrand, Wayne Bares, Emile E. Soulier, III and Thomas F. Debaillon.
10.5     Form of Amendment No. 1 to Severance Agreements
13.0     1999 Annual Report to Stockholders
22.0 Subsidiaries of the Registrant - Reference is made to "Item 2. "Business" for the required information
23.1     Consent of Castaing, Hussey, Lolan & Dauterive, LLP

27.0     Financial Data Schedule

-------------------

(*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.

(**)     Incorporated  herein by reference from the definitive  proxy statement,
         dated  December  16,  1996  filed  by  the  Registrant   with  the  SEC
         (Commission File No. 1-14364).

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

                                                 ACADIANA BANCSHARES, INC.

March 29, 2000                             By:   /s/ Gerald G. Reaux, Jr.
                                                 ------------------------
                                           Gerald G. Reaux, Jr.
                                           President and Chief Executive
                                           Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                     Title                               Date

  /s/ Gerald G. Reaux, Jr.               President, Chief Executive     March 29, 2000
  -----------------------
  Gerald G. Reaux, Jr.                   Officer and Director

  /s/ Lawrence E. Gankendorff            Chairman of the Board          March 29, 2000
  ----------------------------
  Lawrence E. Gankendorff

  /s/ Albert W. Beacham                  Director                       March 29, 2000
  ---------------------
  Albert W. Beacham, M.D.

  /s/ James J. Montelaro                 Executive Vice President       March 29, 2000
  -----------------------                and Director
  James J. Montelaro


  /s/ John H. DeJean                     Director                       March 29, 2000
  ------------------
  John H. DeJean

  /s/ Thomas S. Ortego                   Director                       March 29, 2000
  --------------------
  Thomas S. Ortego

  /s/ William H. Mouton                  Director                       March 29, 2000
  ---------------------
  William H. Mouton

  /s/ Donald J. O'Rourke, Sr.            Director                       March 29, 2000
  ---------------------------
  Donald J. O'Rourke, Sr.

  /s/ Kaliste J. Saloom, Jr.             Director                       March 29, 2000
  --------------------------
  Kaliste J. Saloom, Jr.

  /s/ Emile E. Soulier, III.             Vice President and Chief       March 29, 2000
  -------------------------
  Emile E. Soulier, III                  Financial Officer
                                         (principal financial and
                                         accounting officer)