Form 10-Q
period 2000-03-31
ACADIANA BANCSHARES INC /LA
filed 2000-05-15
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to____________

                         Commission file number 1-14364

                            ACADIANA BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Louisiana                                       72-1317124
----------------------------------------               ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

       101 West Vermilion Street
         Lafayette, Louisiana                                70501
----------------------------------------               ------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                  (337)232-4631
              ----------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2000, 1,414,821 shares of the Registrant's common stock were issued and outstanding. Of that total, 211,085 shares were held by the Registrant's Employee Stock Ownership Plan, of which 134,601 were not committed to be released.

                            ACADIANA BANCSHARES, INC.
                                TABLE OF CONTENTS

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Consolidated Balance Sheets
          (As of March 31, 2000 and December 31, 1999)                       3

          Consolidated Statements of Income
          (For the three months ended March 31, 2000 and 1999)               4

          Consolidated Statements of Stockholders' Equity
          (For the three months ended March 31, 2000 and 1999)               5

          Consolidated Statements of Cash Flows
          (For the three months ended March 31, 2000 and 1999)               6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk                                                       20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 22
Item 2.   Changes in Securities                                             22
Item 3.   Defaults Upon Senior Securities                                   22
Item 4.   Submission of Matters to a Vote of Security Holders               22
Item 5.   Other Information                                                 22
Item 6.   Exhibits and Reports on Form 8-K                                  22

Signatures                                                                  24

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

MARCH 31, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

                                                                                 2000             1999
                                                                            --------------   --------------
Cash and Cash Equivalents:
       Cash and Amounts Due from Banks                                            $ 3,549          $ 3,668
       Interest Bearing Demand Deposits                                             7,757            8,254
                                                                            --------------   --------------
           Total Cash and Cash Equivalents                                         11,306           11,922
Trading Securities                                                                    323              285
Securities Available for Sale, at Fair Value                                       25,474           26,060
Securities Held to Maturity (Fair Value of $11,914 and
       $11,958, respectively)                                                      11,880           11,921
Federal Home Loan Bank Stock, at Cost                                               3,746            3,689
Loans Receivable, Net of Allowance for Loan Losses of
       $2,767 and $2,747, respectively                                            251,785          244,996
Investment in Limited Liability Company                                               810              811
Premises and Equipment, Net                                                         2,723            2,657
Accrued Interest Receivable                                                         1,551            1,543
Other Assets                                                                        1,914            1,812
                                                                            --------------   --------------

TOTAL ASSETS                                                                    $ 311,512        $ 305,696
                                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Non-interest Bearing                                                      $ 13,175         $ 10,382
       Interest Bearing                                                           201,812          202,830
                                                                            --------------   --------------
            Total Deposits                                                        214,987          213,212
Short-Term Borrowings                                                              10,000            6,000
Accrued Interest Payable                                                              356              345
Long-Term Debt                                                                     57,850           57,850
Accrued and Other Liabilities                                                         885              539
                                                                            --------------   --------------

TOTAL LIABILITIES                                                                 284,078          277,946
                                                                            --------------   --------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:

Preferred Stock of $.01 Par Value; 5,000,000 shares
       authorized, -0- shares issued or outstanding                                     -                -
Common Stock of $.01 Par Value; 20,000,000 shares
       authorized, 2,731,250 shares issued                                             27               27
Additional Paid-in Capital                                                         32,351           32,322
Retained Earnings                                                                  22,751           22,404
Unearned Common Stock Held by ESOP Trust                                           (1,637)          (1,703)
Unearned Common Stock Held by RRP Trust                                              (974)          (1,048)
Accumulated Other Comprehensive Income                                               (324)            (364)
Treasury Stock, at Cost; 1,296,727 and 1,236,727
       Shares, respectively                                                       (24,760)         (23,888)
                                                                            --------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                                         27,434           27,750
                                                                            --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 311,512        $ 305,696
                                                                            ==============   ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                                    UNAUDITED

THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      2000         1999
                                                    --------     --------
INTEREST AND DIVIDEND INCOME:

      Loans, including fees                         $ 4,901      $ 4,419
      Debt Securities                                   657          446
      Dividends                                          56          203
      Trading Account Securities                          5            3
      Interest Bearing Deposits                          93           95
                                                    -------      -------
Total Interest and Dividend Income                    5,712        5,166
                                                    -------      -------
INTEREST EXPENSE:

      Deposits                                        2,533        2,257
      Borrowings                                        892          600
                                                    -------      -------
Total Interest Expense                                3,425        2,857
                                                    -------      -------
Net Interest Income                                   2,287        2,309
Provision for Loan Losses                                --           --
                                                    -------      -------
Net Interest Income After Provision for

      Loan Losses                                     2,287        2,309
                                                    -------      -------
NON-INTEREST INCOME:

      Customer Service Fees                             221          218
      Loan Servicing Fees                                12           15
      Gain (Loss) on Sale of Loans, Net                  --           62
      Trading Account (Losses) Gains, Net               (24)         (21)
      Loss from Investment in Limited Liability
           Company                                       (1)         (45)
      Other                                              26           26
                                                    -------      -------
Total Non-Interest Income                               234          255
                                                    -------      -------
NON-INTEREST EXPENSE:

      Salaries and Employee Benefits                    974          907
      Occupancy                                          89           78
      Depreciation                                       82           88
      Data Processing                                    71           52
      Foreclosed Assets, net                            (80)          12
      Deposit Insurance Premium                          11           31
      Advertising                                        72           32
      Bank Shares and Franchise Tax Expense              90          106
      Other                                             376          412
                                                    -------      -------
Total Non-Interest Expense                            1,685        1,718
                                                    -------      -------
Income Before Income Taxes                              836          846
Income Tax Expense                                      295          300
                                                    -------      -------
Net Income                                          $   541      $   546
                                                    =======      =======
Earnings Per Share - basic                          $  0.43      $  0.36
                                                    =======      =======
Earnings Per Share - diluted                        $  0.42      $  0.35
                                                    =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS, PER SHARE DATA)

                                                                       Unearned   Unearned
                                                                        Common     Common     Accumulated               Total
                                               Additional             Stock Held    Stock        Other                  Stock-
                                      Common    Paid-In    Retained    By ESOP     Held By    Comprehensive  Treasury  holder's
                                      Stock     Capital    Earnings     Trust     RRP Trust      Income       Stock     Equity
                                    ---------  ----------  ---------  ----------  ---------   ------------  ---------  ---------

 BALANCE, JANUARY 1, 1999               $ 27    $ 32,192   $ 20,932    $ (1,965)  $ (1,335)        $  258   $ (17,935) $ 32,174
 Comprehensive Income:
       Net Income                                               546                                                         546
       Change in Unrealized
           Gain (Loss) on
           Securities Available
           for Sale, Net of
           Deferred Taxes                                                                            (126)                 (126)
                                                                                                                       ---------
 Total Comprehensive Income                                                                                                 420
 Common Stock Released by ESOP
       Trust                                          33                     65                                              98
 Common Stock Earned by
       Participants of
       Recognition and Retention
       Plan Trust                                     13                                60                                   73
 Common Stock Issued                                  (8)                                                         39         31
 Purchase of Treasury Stock
       (81,300 shares)                                                                                        (1,452)    (1,452)
 Cash Dividends Declared
       ($.13 per share)                                        (207)                                                       (207)
                                    ---------  ----------  ---------  ----------  ---------   ------------  ---------  ---------
 BALANCE, MARCH 31, 1999                $ 27    $ 32,230   $ 21,271    $ (1,900)  $ (1,275)        $  132   $(19,348)  $ 31,137
                                    =========  ==========  =========  ==========  =========   ============  =========  =========


 BALANCE, JANUARY 1, 2000               $ 27    $ 32,322   $ 22,404    $ (1,703)  $ (1,048)        $ (364)  $ (23,888) $ 27,750
 Comprehensive Income:
       Net Income                                               541                                                         541
       Change in Unrealized Gain
           (Loss) on Securities
           Available for Sale,
           Net of Deferred Taxes                                                                       40                    40
                                                                                                                       ---------
 Total Comprehensive Income                                                                                                 581
 Common Stock Released by ESOP
           Trust                                      21                     66                                              87
 Common Stock Earned by
       Participants of Recognition
       and Retention Plan Trust                        8                                74                                   82
 Purchase of Treasury Stock
       (60,000 shares)                                                                                          (872)      (872)
 Cash Dividends Declared ($.15 per share)                      (194)                                                       (194)
                                    ---------  ----------  ---------  ----------  ---------   ------------  ---------  ---------
 BALANCE, MARCH 31, 2000                $ 27    $ 32,351   $ 22,751    $ (1,637)  $   (974)        $ (324)  $(24,760)  $ 27,434
                                    =========  ==========  =========  ==========  =========   ============  =========  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------
                                                                               2000          1999
                                                                             ---------     ---------
Cash Flows from Operating Activities:

Net Income                                                                   $    541      $    546
                                                                             --------      --------
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
       Depreciation and Amortization                                               87            94
       Provision for Deferred Income Taxes                                         --           (32)
       Compensation Expense Recognized on RRP                                      71            73
       ESOP Contribution                                                           87            98
       Other gains and losses, net                                                (91)           (1)
       Loss from Investment in Limited Liability Company                            1            45
       Net Change in Securities Classified as Trading                             (38)           21
       Accretion of Discounts, Net of Premium Amortization on Securities           (1)           (7)
       Amortization of Deferred Revenues and Unearned Income on Loans              29            26
       FHLB Stock Dividend Received                                               (57)          (39)
       Other Changes in Assets and Liabilities:
           (Increase) Decrease in Accrued Interest Receivable                      (8)          (79)
           (Increase) Decrease in Other Assets                                    (83)          (63)
           (Decrease) Increase in Other Liabilities                               347           550
                                                                             --------      --------
       Total Adjustments                                                          344           686
                                                                             --------      --------
          Net Cash Provided by Operating Activities                               885         1,232
                                                                             --------      --------
Cash Flows from Investing Activities:
       Activity in Available for Sale Securities:
            Proceeds from Calls, Maturities and Prepayments                       648        19,578
            Purchases                                                              --       (19,977)
       Activity in Held to Maturity Securities:
            Proceeds from Calls, Maturities and Prepayments                        40           109
       Net Advances on Loans                                                   (6,828)        3,774
       Purchase of Premises and Equipment                                        (181)          (11)
       Proceeds from Sale of Foreclosed Assets                                     91             1
       Capital Costs Incurred on Foreclosed Assets                                 (1)           (2)
                                                                             --------      --------
          Net Cash Provided by (Used in) Investing Activities                  (6,231)        3,472
                                                                             --------      --------
Cash Flows from Financing Activities:
       Net Change in Deposits                                                   1,775         4,718
       Net Change in Short-term Borrowings                                      4,000        (5,000)
       Proceeds from Long-term Debt                                                --         7,500
       Proceeds from Issuance of Common Stock                                      31
       Dividends Paid to Shareholders                                            (173)         (181)
       Purchase of Treasury Stock                                                (872)       (1,631)
                                                                             --------      --------
          Net Cash Used in Financing Activities                                 4,730         5,437
                                                                             --------      --------
          Net Increase (Decrease) in Cash
              and Cash Equivalents                                               (616)       10,141
Cash and Cash Equivalents, Beginning of Period                                 11,922         7,578
                                                                             --------      --------

Cash and Cash Equivalents, End of Period                                     $ 11,306      $ 17,719
                                                                             ========      ========

Supplemental Schedule of Noncash Activities:
       Acquisition of Foreclosed Assets in Settlement of Loans               $     10      $     23
Supplemental Disclosures:
       Cash Paid For:
            Interest on Deposits and Borrowings                              $  3,436      $  2,751
            Income Taxes                                                     $     --      $     10

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements are unaudited and were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

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

(2) LOANS RECEIVABLE

     Loans receivable at March 31, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                             2000            1999
---------------------------------------------------------------------
Mortgage Loans:
       Single-Family Residential            $182,095        $179,109
       Construction                            8,782          12,612
       Multi-Family Residential                  410             425
       Commercial Real Estate                 23,032          18,798
       Equity Lines of Credit                  3,400           3,406
                                        -------------   -------------

             Total Mortgage Loans            217,719         214,350

Commerical Business Loans                     18,784          18,144
Consumer Loans                                22,212          21,803
                                        -------------   -------------

             Total Loans                     258,715         254,297

Less:
       Allowance for Loan Losses              (2,767)         (2,747)
       Net Deferred Loan Fees                   (222)           (222)
       Unadvanced Loan Funds                  (3,941)         (6,332)
                                        -------------   -------------

Loans, net                                  $251,785        $244,996
                                        =============   =============

(3)      EARNINGS PER SHARE

     Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (139,111 and 161,063 shares for the quarters ending March 31, 2000 and March 31, 1999, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (66,435 and 83,331 for the quarters ending March 31, 2000 and March 31, 1999, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

              For the Three Months Ended March 31,      2000         1999
--------------------------------------------------   ----------   ----------
Numerator:
        Income Applicable to Common Shares           $  541,000   $  546,000
                                                     ==========   ==========

Denominator:
        Weighted Average Common Shares Outstanding 1,269,713 1,525,974 Effect of Dilutive Securiies:
              Stock Options Outstanding                   4,045       26,352
              RRP Grants                                  3,140        7,203
                                                     ----------   ----------
        Weighted Average Common Shares Outstanding

              Assuming Dilution                       1,276,898    1,559,529
                                                     ==========   ==========

        Earnings per Share                           $     0.43   $     0.36
                                                     ==========   ==========
        Earnings per Share - Assuming Dilution       $     0.42   $     0.35
                                                     ==========   ==========

(4)      SUBSEQUENT EVENTS

     On May 12, 2000, the Company purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank, located at 200 West Congress Street, Lafayette, Louisiana. Management believes that this facility will provide a platform to support the future growth of the Bank and the Company. The facility most recently served as the regional headquarters of Banc One. The acquisition price associated with the purchase was $2.5 million and the Company anticipates additional renovation costs of approximately $1.3 million prior to occupancy. The Company expects to utilize one-third of the facility and will seek to lease the remaining commercial office space. Currently, approximately one-third of the building space is leased. To facilitate the purchase and renovation of the new facility, the Company borrowed $2.8 million and secured a line of credit for an additional $2.0 million.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         In addition to historical information, this Form 10-Q includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, the actual costs incurred in connection with the Company's planned relocation of its headquarters and the Company's ability to lease additional space to third parties in such new headquarters building, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CHANGES IN FINANCIAL CONDITION

         At March 31, 2000, the consolidated assets of the Company totaled $311.5 million, an increase of $5.8 million, or 1.9%, from December 31, 1999. The primary reason for the increase in consolidated assets was an increase in loans receivable, net, of $6.8 million, or 2.8%, which was partially offset by a decrease in investment securities available for sale of $586,000, or 2.2%, and a decrease in cash and cash equivalents of $616,000, or 5.2%. Asset growth was funded primarily by an increase of $4.0 million, or 66.7%, in short-term borrowings, together with an increase in total deposits of $1.8 million, or 0.8% and an increase in accrued and other liabilities of $346,000, all of which were partially offset by a decrease in total stockholders' equity of $316,000, or 1.1%.

ASSETS

         Cash and cash equivalents decreased $616,000, or 5.2%, to $11.3 million at March 31, 2000, compared with $11.9 million at December 31, 1999. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $885,000, ($6.2) million, and $4.7 million, respectively, for the three months ended March 31, 2000. As of March 31, 2000, cash and cash equivalents funded 3.6% of total assets, compared with 3.9% at December 31, 1999.

         The Company owned $323,000 of trading securities as of March 31, 2000 compared with $285,000 at December 31, 1999. The Company has no intention to significantly increase its trading securities portfolio. Trading securities are carried at fair value.

         Securities available for sale decreased $586,000, or 2.2%, to $25.5 million at March 31, 2000, compared with $26.1 million at December 31, 1999. The primary reason for such decrease was principal repayments of $648,000 of investment securities, which was partially offset by an increase in fair value of the remaining securities of $60,000. Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and triple A rated private issuers, and certain equity securities. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as other comprehensive income. As of March 31, 2000, investment securities available for sale amounted to 8.2% of total assets, compared to 8.5% of total assets at December 31, 1999.

         Securities held to maturity decreased $41,000, or 0.3%, remaining at approximately $11.9 million at March 31, 2000 and December 31, 1999. Securities held to maturity include mortgage-backed securities issued by GNMA, FNMA, and FHLMC. At March 31, 2000, securities held to maturity amounted to 3.8% of total assets.

         Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and there is no market for such stock. It can be sold only to the FHLB or to another member institution. It is carried at cost. Both cash dividends and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At March 31, 2000, Federal Home Loan Bank stock amounted to $3.7 million, or 1.2% of total assets.

         Loans receivable, net, increased $6.8 million, or 2.8%, to $251.8 million at March 31, 2000, compared to $245.0 million at December 31, 1999. Single-family residential loans increased $3.0 million, or 1.7%, from $179.1 million at December 31, 1999, to $182.1 million at March 31, 2000. Construction loans decreased from $12.6 million at December 31, 1999 to $8.8 million at March 31, 2000. Commercial real estate loans increased $4.2 million, or 22.5%, from $18.8 million at December 31, 1999, to $23.0 million at March 31, 2000. Equity lines of credit remained relatively stable at $3.4 million at March 31, 2000 and at December 31, 1999. Commercial business loans increased $640,000, or 3.5%, from $18.1 million at December 31, 1999, to $18.8 million at March 31, 2000. Consumer loans increased $409,000, or 1.9%, from $21.8 million at December 31, 1999, to $22.2 million at March 31, 2000. Total gross loans increased $4.4 million, or 1.7%, from $254.3 million at December 31, 1999, to $258.7 million at March 31, 2000. Loans receivable, net, amounted to 80.8% of total assets at March 31, 2000, compared to 80.1% of total assets at December 31, 1999.

LIABILITIES AND STOCKHOLDERS' EQUITY

         The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the three months ended March 31, 2000.

         The Company's deposits increased by $1.8 million, or 0.8%, to $215.0 million at March 31, 2000, compared to $213.2 million at December 31, 1999. Interest bearing deposits decreased $1.0 million, or 0.5% while non-interest bearing deposits increased $2.8 million, or 26.9%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $153.3 million at March 31, 2000. Total deposits funded 69.7% of total assets at December 31, 1999, compared to 69.0% at March 31, 2000.

         The Company's borrowings include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings increased $4.0 million, or 66.7%, from $6.0 million at December 31, 1999, to $10.0 million at March 31, 2000. Short-term borrowings funded 3.2% of assets at March 31, 2000. Long-term debt remained stable at $57.9 million at March 31, 2000 and at December 31, 1999. Long-term debt funded 18.6% of assets at March 31, 2000. All borrowings are composed of advances from the FHLB. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

         Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At March 31, 2000, stockholders' equity totaled $27.4 million, a decrease of $316,000, or 1.1%, compared to $27.8 million at December 31, 1999. The decrease was primarily attributable to $872,000 of repurchases of common stock for the treasury, together with $194,000 of dividends declared on the Company's common stock, all of which was partially offset by net income for the quarter ended March 31, 2000, of $541,000, a $40,000 increase in the value of securities available for sale, net of deferred taxes, common stock released by the Company's employee stock ownership plan (the "ESOP") trust of $87,000, and common stock earned by participants in the Company's recognition plan (the "RRP") trust of $82,000. Stockholders' equity funded 8.8% of assets at March 31, 2000, compared to 9.1% at December 31, 1999.

         Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), which requirements directly affect the minimum capital levels at the Bank. The Board of Governors of the Federal Reserve System (the "FRB") also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At March 31, 2000 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

         The Company reported earnings per share of $0.43 (basic) and $0.42 (diluted) for the three months ended March 31, 2000, compared to earnings per share of $0.36 (basic) and $0.35 (diluted) for the three months ended March 31, 1999. The 20.0% increase in earnings per share primarily reflects the effects of the Company's stock repurchase program, which has reduced the weighted average number of shares outstanding. See Note 3 to the financial statements.

         The Company reported net income of $541,000, and $546,000 for the three months ended March 31, 2000 and 1999, respectively. The $5,000 decrease in net income in 2000 compared to 1999 was due primarily to a decrease in net interest income of $22,000 and a decrease in non-interest income of $21,000, both of which were partially offset by a decrease in non-interest expense of $33,000 and a decrease in income tax expense of $5,000. The decline of $22,000 in net interest income is attributed to narrower interest rate margins during the first quarter of 2000, as compared to the first quarter of 1999; the declining net interest margin is influenced partly by the effect of changes in market interest rates throughout much of 1999 and 2000, and partly by the increased leverage of the Company's assets primarily through the greater use of borrowings as a source of funds.

           The Company increased its leverage by increasing liabilities (deposits and borrowings) and, during the same periods, decreasing stockholders' equity. The Company's average interest-bearing liabilities increased from $238.4 million for the three months ended March 31, 1999, to $265.7 million for the three months ended March 31, 2000, while average stockholders' equity decreased from $31.7 million at March 31, 1999 to $27.8 million at March 31, 2000.

NET INTEREST INCOME

          Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.55% and 2.73% during the three months ended March 31, 2000 and 1999, respectively. Both rates (the average yield on interest-bearing assets and average cost of interest-bearing liabilities) and volumes (the average balances on interest-bearing assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense multiplied by average earning assets) was 3.09%, and 3.36%, during the three months ended March 31, 2000 and 1999, respectively. The declining net interest margin in 2000 compared to 1999 was primarily the result of increases in the average rates paid on the average balances of interest-bearing deposits and borrowings increasing faster and more than offsetting the increased yields earned on the Company's loans, investment securities, and other earning assets. Additionally, the increase in interest-bearing liabilities of $27.2 million more than offset the increase in interest-earning assets of $21.8 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The Company's net interest income decreased slightly $22,000, or 1.0%, but remained relatively stable at $2.3 million for the quarters ended March 31, 2000, and 1999.

         The Company's largest group of interest-earning assets is residential mortgage loans, comprising 61.8% of total average interest-earning assets for the three months ended March 31, 2000. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in offering rates for residential mortgage loans. The Company's largest source of funds is certificates of deposit, which for the three months ended March 31, 2000, funded 57.4% of total average interest-bearing liabilities. Market rates on shorter term U.S. Government Notes and Bonds and offering rates by competition, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit. If longer term U.S. Government Treasury Bond rates fall, and during the same time period, shorter term U.S. Government Treasury Notes and Bond rates rise, the Company's net interest margin will likely decrease.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income totaled $5.7 million for the three months ended March 31, 2000, compared to $5.2 million for the three months ended March 31, 1999, an increase of $546,000, or 10.6%. This increase was mainly due to an increase in the Company's average interest-earning assets of $21.8 million or 7.9%, together with a 19 basis point (with 100 basis points being equal to 1%) increase in the yield earned. Interest earned on loans increased $482,000, or 10.9%, from $4.4 million for the three months ended March 31, 1999, to $4.9 million for the three months ended March 31, 2000. This increase was due to an increase in the Company's average balance of loans for the three months ended March 31, 2000, of

$24.0 million, or 10.7%, and a one basis point increase in the yield earned. Interest and dividends earned on investment securities increased $69,000, or 10.6%, from $649,000 for the three months ended March 31, 1999 to $718,000 for the three months ended March 31, 2000. This increase was due to a 53 basis point increase in the Company's yield earned on investment securities for the three months ended March 31, 2000, and by an increase in the Company's average balance of investment securities of $894,000. Interest earned on other earning assets decreased $5,000, or 5.1%, from $98,000 for the three months ended March 31, 1999, to $93,000 for the three months ended March 31, 2000. This decrease was primarily due to a decrease in the Company's average balance of other earning assets of $3.2 million, or 31.3%, from $10.1 million for the three months ended March 31, 1999, to $7.0 million at March 31, 2000, which was partially offset by a 147 basis point increase in the Company's average yield earned on other earning assets.

INTEREST EXPENSE

         Interest expense increased $568,000, or 19.9%, from $2.9 million for the three months ended March 31, 1999, to $3.4 million for the three months ended March 31, 2000. This increase was due to an increase both in the average balance of interest-bearing liabilities and in the cost of such liabilities. The average balance of interest-bearing liabilities increased $27.2 million, or 11.4%, from $238.4 million for the three months ended March 31, 1999, to $265.7 million for the three months ended March 31, 2000, and the cost of such interest-bearing liabilities increased 37 basis points.

         The average balance of interest-bearing deposits increased $9.9 million, or 5.2%, from $191.5 million for the three months ended March 31, 1999, to $201.4 million for the three months ended March 31, 2000. The cost of interest-bearing deposits increased $276,000, or 12.2%, from $2.3 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000. The cost of such average deposits increased 32 basis points for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Interest expense on borrowings (advances from the FHLB) increased $292,000, or 48.7%, from $600,000 for the three months ended March 31, 1999, to $892,000 for the three months ended March 31, 2000. The primary reasons for the increase were a $17.4 million, or 37.0%, increase in the average balance of borrowings, and an increase in the cost of borrowings of 43 basis points.

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

                                                  Three Months Ended                     Three Months Ended
                                          ------------------------------------   ------------------------------------
                                                    March 31, 2000                         March 31, 1999
                                          ------------------------------------   ------------------------------------
                                           Average                   Average      Average                  Average
         (Dollars in Thousands)            Balance      Interest    Yield/cost    Balance     Interest    Yield/cost
                                          -----------   ---------   ----------   -----------  ----------  -----------
Interest-earning assets:
     Loans receivable:
         Residential mortgage loans        $ 183,277      $3,467        7.57%     $ 169,319     $ 3,216         7.60%
         Commercial loans                     39,721         880         8.86        33,180         704         8.49
         Consumer and other loans             24,845         554         8.92        21,327         499         9.36
                                          -----------   ---------                -----------  ----------
            Total loans                      247,843       4,901         7.91       223,826       4,419         7.90
     Investment securities (1)                41,649         718         6.90        40,755         649         6.37
     Other earning assets                      6,951          93         5.35        10,111          98         3.88
                                          -----------   ---------                -----------  ----------
         Total interest-earning assets       296,443       5,712         7.71       274,692       5,166         7.52
                                                        ---------                             ----------
Noninterest-earning assets                     9,634                                  7,688
                                          -----------                            -----------
         Total Assets                      $ 306,077                              $ 282,380
                                          ===========                            ===========
Interest-bearing liabilities:
     Deposits:
         Demand deposits                   $  34,900         319         3.66     $  31,473         255         3.24
         Savings deposits                     13,961          70         2.01        19,177          81         1.69
         Certificates of deposit             152,537       2,144         5.62       140,865       1,921         5.45
                                          -----------   ---------                -----------  ----------
            Total interest-bearing
                 deposits                    201,398       2,533         5.03       191,515       2,257         4.71
     Borrowings                               64,259         892         5.55        46,894         600         5.12
                                          -----------   ---------                -----------  ----------
         Total interest-bearing
            liabilities                      265,657       3,425         5.16       238,409       2,857         4.79
                                                        ---------                             ----------
Noninterest-bearing demand deposits           10,927                                  9,979
Other noninterest-bearing liabilities          1,704                                  2,333
                                          -----------                            -----------
         Total liabilities                   278,288                                250,721
                                          -----------                            -----------
Stockholders' equity                          27,789                                 31,659
                                          -----------                            -----------
         Total liabilities and
            stockholders' equity           $ 306,077                              $ 282,380
                                          ===========                            ===========
Net interest-earning assets                $  30,786                              $  36,283
                                          ===========                            ===========
Net interest income/interest rate
     spread                                               $2,287        2.55%                   $ 2,309         2.73%
                                                        =========   ==========                ==========  ===========
Net interest margin                                                     3.09%                                   3.36%
                                                                    ==========                            ===========
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                                  111.59%                                115.22%
------------------------------------------              =========                             ==========

(1) Includes FHLB stock.

PROVISION FOR LOAN LOSSES

         Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. The Company made no provision for loan losses in the three months ended March 31, 2000 or 1999.

         At March 31, 2000, the Company's allowance for loan losses amounted to $2.8 million, or 1.1% of total loans and 487.6% of non-performing loans and troubled debt restructurings. At December 31, 1999, the Company's allowance for loan losses amounted to $2.7 million, or 1.1% of total loans and 496.7% of non-performing loans and troubled debt restructurings.

NON-INTEREST INCOME

         For the three months ended March 31, 2000, the Company reported non-interest income of $234,000, a decrease of $21,000 from the three months ended March 31, 1999. The primary reasons for the decrease were a decrease in net gains on the sale of loans of $62,000, a decrease in loan servicing fees of $3,000,and decrease in net trading account losses of $3,000, all of which were partially offset by a reduction in the loss from the Company's investment in a limited liability company of $44,000, and an increase in customer service fees of $3,000.

NON-INTEREST EXPENSE

         Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising and marketing, bank shares and franchise tax, and other expense items.

         Non-interest expense amounted to $1.7 million for the three months ended March 31, 2000, compared to $1.7 million for the three months ended March 31, 1999, actually being a slight decrease of $33,000, or 1.9%. Salaries and employee benefits increased $67,000, or 7.4%, advertising expense increased $40,000, data processing expenses increased $19,000, and occupancy expense increased $11,000, or 14.1%. All of such increases were more than offset by decreases of $20,000 in deposit insurance premiums, $16,000 in bank shares and franchise tax expenses, $6,000 in depreciation expenses, and $36,000, or 8.7%, in all other expenses, together with net reduction of $92,000 in the net costs of foreclosed assets.

         As disclosed in NOTE 4 SUBSEQUENT EVENTS of the financial statements, the Company recently purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank. Depending upon, among other factors, the amount of space which the Company ultimately leases to third parties, the Company expects the costs related to the change in headquarters and relocation of the Bank's main office will amount to approximately $0.27 per share in the first twelve-month period (of which $0.17 is expected to be recognized in the quarter ending June 30, 2000) and approximately $0.17 and $0.14 in years two and three, respectively.

INCOME TAXES

         For the quarters ended March 31, 2000 and March 31 1999, the Company incurred income tax expense of $295,000 and $300,000, respectively. The Company's effective tax rate amounted to 35.2% and 35.5% during the first quarter of 2000 and 1999, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible, and because state income tax is included on the Company's income, exclusive of the income derived from the Bank.

LIQUIDITY RESOURCES

         The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $127.9 million from the FHLB through its subsidiary Bank, and $4.7 million from the Federal Reserve Bank. Additionally, using other investments as collateral, the subsidiary Bank could borrow $8.8 million.

         Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At December 31, 1999, the total approved commitments to extend credit amounted to $25.2 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $64.4 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

CAPITAL RESOURCES

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of March 31, 2000 are presented in the table below:

                                                                                                             Minumum to be
                                                                                     Minimum             Well Capitalized Under
                                                                                     Capital               Prompt Corrective
            (Dollars in Thousands                          Actual                  Requirement             Action Provisions
                                                ----------------------------  ---------------------   ---------------------------
               March 31, 2000:                     Amount          Ratio         Amount      Ratio        Amount         Ratio
----------------------------------------------  ------------  --------------  ------------  -------   --------------  -----------

Total Capital to Risk Weighted Assets:
        Acadiana Bancshares, Inc.                   $29,915           17.1%       $14,028     8.0%           N/A           N/A %
        LBA Savings Bank                             24,987           14.4%        13,875     8.0%           17,535        10.0%
Tier 1 Capital to Risk Weighted Assets:
        Acadiana Bancshares, Inc.                    27,703           15.8%        12,241     4.0%           N/A           N/A %
        LBA Savings Bank                             22,799           13.1%        12,088     4.0%           18,361         6.0%
Tier 1 Capital to Average Assets:
        Acadiana Bancshares, Inc.                    27,703            9.1%        12,241     4.0%           N/A           N/A %
        LBA Savings Bank                             22,799            7.5%        12,088     4.0%           15,110         5.0%

IMPACT OF INFLATION AND CHANGING PRICES

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. The preparation of financial statements in accordance with generally accepted accounting principles generally require the measurement of financial position and operation results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. Consequently, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

YEAR 2000 CONSIDERATIONS

         As of the date hereof, the Company has not experienced any significant Year 2000 problems with respect to its computer systems or software or the systems and software of third-party vendors. The Company also is not aware that Year 2000 issues have adversely affected the ability of its commercial customers to meet their debt service obligations to the Company or otherwise. The Company will continue to monitor systems for problems in the future, however, and costs and/or issues related to that process are not expected to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

MARKET RISK

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under guidance of the Finance Committee of the Board of Directors of the Bank, which is composed of Messrs. O'Rourke, Beacham, and Ortego, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the ALCO, quarterly to set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Company's 1999 Annual Report has further information relating to market risk. The Company does not believe that its exposure to market risks has changed materially since December 31, 1999.

INTEREST RATE RISK

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and interest expense streams associated with the Company's financial instruments also change, thereby affecting net interest income ("NII"), which is the primary component of the Company's earnings.

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company's 1999 Annual Report has further information relating to interest rate risk. The Company does not believe that its exposure to interest rate risk has changed materially since December 31, 1999.

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

a)       Rider B.

         3.1*     Articles of Incorporation of Acadiana Bancshares, Inc.

         3.2*     Bylaws of Acadiana Bancshares, Inc.

         4.0*     Form of Stock Certificate of Acadiana Bancshares, Inc.

         10.1**   Stock Option Plan

         10.2** 1996 Recognition and Retention Plan and Trust Agreement for Employees and Non Employee Directors

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

                              ACADIANA BANCSHARES, INC.

Date:  May 15, 2000           By:  _________________________________________
                                   Gerald G. Reaux, Jr., President and
                                   Chief Executive Officer

Date:  May 15, 2000           By:  _________________________________________
                                   Emile E. Soulier, III, Vice-President and
                                   Chief Financial Officer