Form 10-Q/A
period 2000-03-31
ACADIANA BANCSHARES INC /LA
filed 2000-05-17
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________to____________

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Louisiana                                               72-1317124
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

  101 West Vermilion Street

    Lafayette, Louisiana                                            70501
-------------------------------                              -------------------
    Address of Principal                                          (Zip Code)
      Executive Offices)

                                 (337) 232-4631
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

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

                              ACADIANA BANCSHARES, INC.


Date:  May 15, 2000           By:  /s/ Gerald G.  Reaux, Jr.   *
                                 -----------------------------------------------
                                       Gerald G. Reaux, Jr., President and
                                       Chief Executive Officer


Date:  May 15, 2000           By: /s/ Emile E. Soulier, III  *
                                 -----------------------------------------------
                                      Emile E. Soulier, III, Vice-President and
                                      Chief Financial Officer




* This Form 10-Q is amended hereby to reflect conforming signatures on the signature page.