Form 10-Q
period 2000-06-30
ACADIANA BANCSHARES INC /LA
filed 2000-08-14
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

   x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
                              EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________to____________

                         Commission file number 1-14364

                            ACADIANA BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      LOUISIANA                                     72-1317124
-------------------------------------------------------------   ------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer
                                                                Identification No.)

           101 West Vermilion Street
               Lafayette, Louisiana                                   70501
-------------------------------------------------------------   ---------------
       (Address of Principal Executive Offices)                     (Zip Code)

                                  (337)232-4631
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2000, 1,414,821 shares of the Registrant's common stock were issued and outstanding. Of that total, 211,085 shares were held by the Registrant's Employee Stock Ownership Plan, of which 128,552 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Consolidated Balance Sheets
          (As of June 30, 2000 and December 31, 1999)                     3

          Consolidated Statements of Income (For the
          three and six months ended June 30, 2000 and 1999)              4

          Consolidated Statements of Stockholders' Equity
          (For the six months ended June 30, 2000 and 1999)               5

          Consolidated Statements of Cash Flows (For the
          six months ended June 30, 2000 and 1999)                        6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

Item 3    Quantitative and Qualitative Disclosures About Market Risk     20

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                              24
Item 2.   Changes in Securities                                          24
Item 3.   Defaults Upon Senior Securities                                24
Item 4.   Submission of Matters to a Vote of Security Holders            24
Item 5.   Other Information                                              24
Item 6.   Exhibits and Reports on Form 8-K                               24

Signatures                                                               26



                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

JUNE 30, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

                                                                2000             1999
                                                           --------------   --------------
Cash and Cash Equivalents:
       Cash and Amounts Due from Banks                           $ 4,239          $ 3,668
       Interest Bearing Demand Deposits                            7,197            8,254
                                                           --------------   --------------
           Total Cash and Cash Equivalents                        11,436           11,922
Trading Securities                                                   341              285
Securities Available for Sale, at Fair Value                      24,936           26,060
Securities Held to Maturity (Fair Value of $11,844
       and $11,958, respectively)                                 11,814           11,921
Federal Home Loan Bank Stock, at Cost                              4,014            3,689
Loans Receivable, Net of Allowance for Loan Losses
       of $2,774 and $2,747, respectively                        261,591          244,996
Investment in Limited Liability Company                              798              811
Premises and Equipment, Net                                        5,050            2,657
Accrued Interest Receivable                                        1,626            1,543
Other Assets                                                       1,888            1,812
                                                           --------------   --------------

TOTAL ASSETS                                                   $ 323,494        $ 305,696
                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Non-interest Bearing                                     $ 11,108         $ 10,382
       Interest Bearing                                          207,727          202,830
                                                           --------------   --------------
            Total Deposits                                       218,835          213,212
Short-Term Borrowings                                              6,510            6,000
Accrued Interest Payable                                             367              345
Long-Term Debt                                                    69,239           57,850
Accrued and Other Liabilities                                      1,083              539
                                                           --------------   --------------

TOTAL LIABILITIES                                                296,034          277,946
                                                           --------------   --------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:

Preferred Stock of $.01 Par Value;
       5,000,000 shares authorized,
       -0- shares issued or outstanding                                -                -
Common Stock of $.01 Par Value; 20,000,000
       shares authorized,
       2,731,250 shares issued                                        27               27
Additional Paid-in Capital                                        32,367           32,322
Retained Earnings                                                 22,893           22,404
Unearned Common Stock Held by ESOP Trust                          (1,571)          (1,703)
Unearned Common Stock Held by RRP Trust                             (899)          (1,048)
Accumulated Other Comprehensive Income                              (293)            (364)
Treasury Stock, at Cost; 1,316,429 and
       1,236,727 Shares, respectively                            (25,064)         (23,888)
                                                           --------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                        27,460           27,750
                                                           --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 323,494        $ 305,696
                                                           ==============   ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                                    UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)           Three Months Ended June 30,    Six Months Ended June 30,
                                                ----------------------------   ----------------------------
                                                    2000           1999            2000           1999
                                                -------------   ------------   -------------  -------------
INTEREST AND DIVIDEND INCOME:
      Loans, including fees                      $     5,130     $    4,436     $    10,031    $     8,855
      Debt Securities                                    654            518           1,311            964
      Dividends                                          122            129             178            332
      Trading Account Securities                         -              -                 5              3
      Interest Bearing Deposits                          109            131             202            226
                                                -------------   ------------   -------------  -------------
Total Interest and Dividend Income                     6,015          5,214          11,727         10,380
                                                -------------   ------------   -------------  -------------
INTEREST EXPENSE:
      Deposits                                         2,613          2,280           5,146          4,537
      Borrowings                                       1,079            647           1,971          1,247
                                                -------------   ------------   -------------  -------------
Total Interest Expense                                 3,692          2,927           7,117          5,784
                                                -------------   ------------   -------------  -------------
Net Interest Income                                    2,323          2,287           4,610          4,596
Provision for Loan Losses                                -              -               -              -
                                                -------------   ------------   -------------  -------------
Net Interest Income After Provision for

      Loan Losses                                      2,323          2,287           4,610          4,596
                                                -------------   ------------   -------------  -------------
NON-INTEREST INCOME:

      Customer Service Fees                              213            226             434            444
      Loan Servicing Fees                                 13             13              25             28
      Gain on Sale of Loans, Net                           -             27               -             89
      Trading Account (Losses) Gains, Net                 18             28              (6)             7
      Loss from Investment in Limited Liability                                                          -
           Company                                       (12)           (43)            (13)           (88)
      Other                                               22             24              48             50
                                                -------------   ------------   -------------  -------------
Total Non-Interest Income                                254            275             488            530
                                                -------------   ------------   -------------  -------------
NON-INTEREST EXPENSE:

      Salaries and Employee Benefits                     946            845           1,920          1,752
      Occupancy                                           61             72             150            150
      Depreciation                                        82             90             164            178
      Data Processing                                     75             55             146            107
      Foreclosed Assets, net                               4             12             (76)            24
      Deposit Insurance Premium                           11             29              22             60
      Advertising                                         53             34             125             66
      Bank Shares and Franchise Tax Expense               82             84             172            190
      Impairment Loss on Long-Lived Assets               323            -               323            -
      Other                                              419            440             795            852
                                                -------------   ------------   -------------  -------------
Total Non-Interest Expense                             2,056          1,661           3,741          3,379
                                                -------------   ------------   -------------  -------------
Income Before Income Taxes                               521            901           1,357          1,747
Income Tax Expense                                       188            325             483            625
                                                -------------   ------------   -------------  -------------
Net Income                                       $       333     $      576     $       874    $     1,122
                                                =============   ============   =============  =============
Earnings Per Share - basic                       $      0.27     $     0.41     $      0.70    $      0.77
                                                =============   ============   =============  =============
Earnings Per Share - diluted                     $      0.27     $     0.40     $      0.70    $      0.75
                                                =============   ============   =============  =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Unearned   Unearned
                                                                              Common     Common    Accumulated               Total
                                                    Additional              Stock Held   Stock        Other                  Stock-
                                           Common     Paid-In    Retained     By ESOP    Held By  Comprehensive  Treasury   holder's
                                           Stock      Capital    Earnings      Trust    RRP Trust    Income        Stock     Equity
                                         ---------  ----------  ----------  ---------   ---------  -----------  ---------  --------
BALANCE, JANUARY 1, 1999                  $    27    $ 32,192    $ 20,932    $ (1,965)   $ (1,335)  $      258  $ (17,935) $ 32,174
Comprehensive Income:
  Net Income                                                        1,122                                                     1,122
  Change in Unrealized Gain
    (Loss) on Securities Available
    for Sale, Net of Deferred Taxes                                                                       (541)                (541)
                                                                                                                           --------
Total Comprehensive Income                                                                                                      581
Common Stock Released by ESOP Trust                        66                     131                                           197
Common Stock Earned by Participants of
  Recognition and Retention Plan Trust                     (8)                               147                                139
Common Stock Issued                                       (20)                                                         39        19
Purchase of Treasury Stock (263,469 shares)                                                                        (4,789)   (4,789)
Cash Dividends Declared ($.26 per share)                             (388)                                                     (388)
                                         ---------  ----------  ----------  ---------   ---------  -----------  ---------  ---------
BALANCE, JUNE 30, 1999                    $    27    $ 32,230    $ 21,666    $ (1,834)   $ (1,188)  $     (283) $ (22,685)- $27,933
                                         =========  ==========  ==========  =========   =========  ===========  =========  =========

BALANCE, JANUARY 1, 2000                  $    27    $ 32,322    $ 22,404    $ (1,703)   $ (1,048)  $     (364) $ (23,888)  $27,750
Comprehensive Income:
  Net Income                                                          874                                                       874
  Change in Unrealized Gain (Loss) on
    Securities Available for Sale, Net of
    Deferred Taxes                                                                                          71                   71
                                                                                                                           ---------
Total Comprehensive Income                                                                                                      945
Common Stock Released by ESOP Trust                        39                     132                                           171
Common Stock Earned by Participants of
   Recognition and Retention Plan Trust                     6                                 149                               155
Purchase of Treasury Stock (79,702 shares)                                                                         (1,176)   (1,176)
Cash Dividends Declared ($.30 per share)                             (385)                                                     (385)
                                         ---------  ----------  ----------  ----------  ---------  -----------  ---------  ---------
 BALANCE, JUNE 30, 2000                   $    27    $ 32,367    $ 22,893    $ (1,571)   $   (899)  $     (293) $ (25,064) $ 27,460
                                         =========  ==========  ==========  ==========  =========  ===========  =========  =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                         ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                         UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
                                                                                       2000         1999
                                                                                     ----------  -----------
Cash Flows from Operating Activities:
Net Income                                                                            $    874    $  1,122
                                                                                     ----------  ----------
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
       Depreciation and Amortization                                                       175         189
       Provision for Deferred Income Taxes                                                   -         (32)
       Compensation Expense Recognized on RRP                                              144         139
       ESOP Contribution                                                                   171         197
       Other gains and losses, net                                                         224         (10)
       Loss from Investment in Limited Liability Company                                    13          88
       Net Change in Securities Classified as Trading                                      (56)        149
       Accretion of Discounts, Net of Premium Amortization on Securities                    (2)         (7)
       Amortization of Deferred Revenues and Unearned Income on Loans                       84          58
       FHLB Stock Dividend Received                                                       (178)        (78)
       Other Changes in Assets and Liabilities:
           (Increase) Decrease in Accrued Interest Receivable                              (83)        (15)
           (Increase) Decrease in Other Assets                                            (113)        (27)
           (Decrease) Increase in Other Liabilities                                        560         303
                                                                                     ----------  ----------
       Total Adjustments                                                                   939         954
                                                                                     ----------  ----------
          Net Cash Provided by Operating Activities                                      1,813       2,076
                                                                                     ----------  ----------
Cash Flows from Investing Activities:
       Activity in Available for Sale Securities:
            Proceeds from Calls, Maturities and Prepayments                              1,236      22,076
            Purchases                                                                      -       (19,977)
       Activity in Held to Maturity Securities:
            Proceeds from Calls, Maturities and Prepayments                                104         310
       Purchase of FHLB stock                                                             (147)        -
       Net Advances on Loans                                                           (16,692)     (4,109)
       Purchase of Premises and Equipment                                               (2,879)        (69)
       Proceeds from Sale of Premises and Equipment                                        -             7
       Proceeds from Sale of Foreclosed Assets                                             102          20
       Capital Costs Incurred on Foreclosed Assets                                          (2)         (4)
                                                                                     ----------  ----------
          Net Cash Provided by (Used in) Investing Activities                          (18,278)     (1,746)
                                                                                     ----------  ----------
Cash Flows from Financing Activities:
       Net Change in Deposits                                                            5,623       8,118
       Net Change in Short-term Borrowings                                                 510      (7,000)
       Proceeds from Long-term Debt                                                     11,391       7,500
       Repayment of Long-term Debt                                                          (2)        -
       Proceeds from Issuance of Common Stock                                              -            19
       Dividends Paid to Shareholders                                                     (367)       (387)
       Purchase of Treasury Stock                                                       (1,176)     (4,789)
                                                                                     ----------  ----------
          Net Cash Used in Financing Activities                                         15,979       3,461
                                                                                     ----------  ----------
          Net Increase (Decrease) in Cash
              and Cash Equivalents                                                        (486)      3,791
Cash and Cash Equivalents, Beginning of Period                                          11,922       7,578
                                                                                     ----------  ----------
Cash and Cash Equivalents, End of Period                                              $ 11,436    $ 11,369
                                                                                     ==========  ==========

Supplemental Schedule of Noncash Activities:
       Acquisition of Foreclosed Assets in Settlement of Loans                        $     13    $     56
Supplemental Disclosures:
       Cash Paid For:
            Interest on Deposits and Borrowings                                       $  7,095    $  5,722
            Income Taxes                                                              $    300    $    508


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

BUSINESS

         The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. The Company recently formed a non-bank wholly owned subsidiary, Acadiana Holdings, L.L.C., whose purpose is to hold a commercial office building for occupancy by the Company and the Bank. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is a Savings Association Insurance Fund ("SAIF")-insured, Louisiana chartered, stock savings bank.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, namely, the Bank, and Acadiana Holdings, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) LOANS RECEIVABLE

         Loans receivable at June 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                           2000        1999
                  ------------------------------------------------------------
                  Mortgage Loans:
                         Single-Family Residential       189,819     $179,109
                         Construction                      7,061       12,612
                         Multi-Family Residential            373          425
                         Commercial Real Estate           26,917       18,798
                         Equity Lines of Credit            3,708        3,406
                                                       ----------   ----------

                               Total Mortgage Loans      227,878      214,350

                  Commerical Business Loans               17,783       18,144
                  Consumer Loans                          22,650       21,803
                                                       ----------   ----------

                               Total Loans               268,311      254,297

                  Less:
                         Allowance for Loan Losses        (2,774)      (2,747)
                         Net Deferred Loan Fees             (215)        (222)
                         Unadvanced Loan Funds            (3,731)      (6,332)
                                                       ----------   ----------

                  Loans, net                            $261,591     $244,996
                                                       ==========   ==========

(3) EARNINGS PER SHARE

         Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (133,638 and 155,530 shares for the quarters ending June 30, 2000 and June 30, 1999, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (63,149 and 79,568 for the quarters ending June 30, 2000 and June 30, 1999, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

                                                           Three months ended            Six months ended
                                                       ---------------------------  ----------------------------
                                                           2000           1999          2000            1999
                                                       ------------   ------------  ------------   -------------
Numerator:
        Income Applicable to Common Shares              $  333,000     $  576,000    $  874,000     $ 1,122,000
                                                       ============   ============  ============   =============

Denominator:
        Weighted Average Common Shares Outstanding       1,219,107      1,405,631     1,244,410       1,465,803
        Effect of Dilutive Securities:
              Stock Options Outstanding                          -         27,207         2,022          26,779
              RRP Grants                                     6,494         11,006         4,817           9,105
                                                       ------------   ------------  ------------   -------------
        Weighted Average Common Shares Outstanding

              Assuming Dilution                          1,225,601      1,443,844     1,251,249       1,501,687
                                                       ============   ============  ============   =============

        Earnings per Share                              $     0.27     $     0.41    $     0.70     $      0.77
                                                       ============   ============  ============   =============
        Earnings per Share - Assuming Dilution          $     0.27     $     0.40    $     0.70     $      0.75
                                                       ============   ============  ============   =============

(4)      SIGNIFICANT EVENTS

         On May 12, 2000, the Company, through its wholly owned subsidiary, Acadiana Holdings, L.L.C., purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank, located at 200 West Congress Street, Lafayette, Louisiana. Management believes that this facility will provide a platform to support the future growth of the Bank and the Company. The acquisition price associated with the purchase was $2.5 million and the Company anticipates additional renovation costs of approximately $1.3 million prior to occupancy. The Company expects to utilize one-third of the facility and will seek to lease the remaining commercial office space. Currently, approximately one-third of the building space is leased.

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 2000 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FAS STATEMENT NO. 133. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply FAS Statement No.133. There are no conflicts with or modifications to the basic model of FAS Statement No. 133, and there is no delay in the effective date of FAS Statement No. 133. FAS Statement No. 138 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has no derivative financial instruments and no hedging activities at this time. Implementation of this standard is not expected to have a material impact on financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.

CHANGES IN FINANCIAL CONDITION

         At June 30, 2000, the consolidated assets of the Company totaled $323.5 million, an increase of $17.8 million, or 5.8%, from December 31, 1999. The primary reason for the increase in consolidated assets was an increase in loans receivable, net, of $16.6 million, or 6.8%, and an increase in premises and equipment, net, of $2.4 million, or 90.1%, all of which was partially offset by a decrease in investment securities available for sale of $1.1 million, or 4.3%, and a decrease in cash and cash equivalents of $486,000, or 4.1%. Asset growth was funded primarily by an $11.4 million, or 19.7%, increase in long-term debt, a $5.6 million, or 2.6%, increase in total deposits, together with an increase in short-term borrowings of $510,000, or 8.5%, all of which were partially offset by a decrease in total stockholders' equity of $290,000, or 1.0%.

ASSETS

         Cash and cash equivalents decreased $486,000, or 4.1%, to $11.4 million at June 30, 2000, compared with $11.9 million at December 31, 1999. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $1.8 million, ($18.3) million, and $16.0 million, respectively, for the six months ended June 30, 2000. As of

June 30, 2000, cash and cash equivalents funded 3.5% of total assets, compared with 3.9% at December 31, 1999.

         The Company owned $341,000 of trading account securities as of June 30, 2000 compared with $285,000 at December 31, 1999. The Company has no intention to significantly increase its trading securities portfolio. Trading account securities are carried at fair value.

         Securities available for sale decreased $1.1 million, or 4.3%, to $24.9 million at June 30, 2000, compared with $26.1 million at December 31, 1999. The primary reason for such decrease was principal repayments of $1.2 million of investment securities, which were partially offset by an increase in fair value of the remaining securities of $107,000. Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and triple A rated private issuers, and certain equity securities. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as other comprehensive income. As of June 30, 2000, investment securities available for sale amounted to 7.7% of total assets, compared to 8.5% of total assets at December 31, 1999.

         Securities held to maturity decreased $107,000, or 0.9%, from $11.9 million at December 31, 1999 to $11.8 million at June 30, 2000. Securities held to maturity include mortgage-backed securities issued by GNMA, FNMA, and FHLMC. At June 30, 2000, securities held to maturity amounted to 3.7% of total assets, compared to 3.9% of total assets at December 31, 1999.

         Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and there is no market for such stock. It can be sold only to the FHLB or to another member institution. It is carried at cost. Both cash dividends and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At June 30, 2000, Federal Home Loan Bank stock amounted to $4.0 million, or 1.2% of total assets.

         Loans receivable, net, increased $16.6 million, or 6.8%, to $261.6 million at June 30, 2000, compared to $245.0 million at December 31, 1999. Single-family residential loans increased $10.7 million, or 6.0%, from $179.1 million at December 31, 1999, to $189.8 million at June 30, 2000. Construction loans decreased $5.6 million, or 44.0%, from $12.6 million at December 31, 1999 to $7.1 million at June 30, 2000. Commercial real estate loans increased $8.1 million, or 43.2%, from $18.8 million at December 31, 1999, to $26.9 million at June 30, 2000. Equity lines of credit increased $302,000, or 8.9%, from $3.4 million at December 31, 1999 to $3.7 million at June 30, 2000. Commercial business loans decreased $361,000, or 2.0%, from $18.1 million at December 31, 1999, to $17.8 million at June 30, 2000. Consumer loans increased $847,000, or 3.9%, from $21.8 million at December 31, 1999, to $22.7 million at June 30, 2000. Total loans increased $14.0 million, or 5.5%, from $254.3 million at December 31, 1999, to $268.3 million at June 30, 2000. Loans receivable, net, amounted to 80.9% of total assets at June 30, 2000, compared to 80.1% of total assets at December 31, 1999.

         Premises and equipment, net, increased $2.4 million, or 90.1%, from $2.7 million at December 31, 1999 to $5.1 million at June 30, 2000. Such increase is primarily the result of the acquisition of an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank, as disclosed in Note 4 to the consolidated financial statements. Premises and equipment, net, amounted to 0.9% and 1.6% of total assets at December 31, 1999 and June 30, 2000, respectively.

LIABILITIES AND STOCKHOLDERS' EQUITY

         The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows summarizes on the significant changes in this mix during the six months ended June 30, 2000.

         The Company's deposits increased by $5.6 million, or 2.6%, to $218.8 million at June 30, 2000, compared to $213.2 million at December 31, 1999. Interest bearing deposits increased $4.9 million, or 2.4% while non-interest bearing deposits increased $726,000, or 7.0%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $160.8 million at June 30, 2000 compared to $151.6 million at December 31, 1999. Total deposits funded 69.7% of total assets at December 31, 1999, compared to 67.6% at June 30, 2000.

         The Company's borrowings include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings increased $510,000, or 8.5%, from $6.0 million at December 31, 1999, to $6.5 million at June 30, 2000. Short-term borrowings funded 2.0% of assets at June 30, 2000. Long-term debt increased $11.4 million, or 19.7%, to $69.2 million at June 30, 2000 compared to $57.9 million at December 31, 1999. Long-term debt funded 21.4% of assets at June 30, 2000. All borrowings are composed of advances from the FHLB. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

         Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At June 30, 2000, stockholders' equity totaled $27.5 million, a decrease of $290,000, or 1.0%, compared to $27.8 million at December 31, 1999. The decrease was primarily attributable to $1.2 million of repurchases of the Company's common stock for treasury, together with $385,000 of dividends declared on the Company's common stock, all of which was partially offset by net income for the six months ended June 30, 2000, of $874,000, a $71,000 increase in the value of securities available for sale, net of deferred taxes, common stock released by the Company's employee stock ownership plan (the "ESOP") trust of $132,000, and common stock earned by participants in the Company's recognition plan (the "RRP") trust of $149,000. Stockholders' equity funded 8.5% of assets at June 30, 2000, compared to 9.1% at December 31, 1999.

         The Company increased its leverage by increasing liabilities (deposits and borrowings) and decreasing stockholders' equity during the same periods. The Company's average interest-bearing liabilities increased $30.1 million, or 12.5%, from $240.9 million for the six months ended June 30, 1999, to $271.0 million for the six months ended June 30, 2000, while average stockholders' equity decreased $3.0 million, or 9.9%, from $30.6 million at June 30, 1999 to $27.6 million at June 30, 2000.

         Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), which requirements directly affect the minimum capital levels at the Bank. The Board of Governors of the Federal Reserve System (the "FRB") also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At June 30, 2000 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

          The Company reported a decrease in earnings per share for the quarter ended June 30, 2000 primarily due to a non-cash write-down of the Company's existing headquarters and main office facilities. The Company earned 27 cents per share (basic and diluted) for the quarter ended June 30, 2000, compared to 41 cents per share (40 cents per share diluted) for the quarter ended June 30, 1999. This represents a decrease of 34.1% per common share when compared with the same quarter last year. The Company acquired an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank. A non-cash charge to income this quarter related to the write-down of the existing headquarters and main office facilities totaled $213,000 ($323,000 before taxes), or, $0.17 (basic and fully diluted) per common share. Excluding the write-down of the Company's current headquarters and main office, the Company would have earned $546,000, or $0.45 per share, (basic and diluted) in the second quarter of 2000, a 9.8% (basic) and 12.5% (diluted) increase over the year ago quarter.

         The Company reported earnings per share of $0.70 (basic and diluted) for the six months ended June 30, 2000 compared to $0.77 (basic) and $0.75 (diluted) for the six months ended June 30, 1999. Adjusting for the non-cash charge, the Company would have earned $0.87 per share basic and diluted for the six months ended June 30, 2000, which would have been an increase of 13.0% (basic) and 16.0% (diluted), over the same year ago period.

         The Company reported net income of $333,000, and $576,000 for the three months ended June 30, 2000 and 1999, respectively. The $243,000 decrease in net income for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was due primarily to non-cash charges related to the write-down of the Company's headquarters and main office facilities. Total interest and dividend income for the three months ended June 30, 2000 increased $801,000, or 15.4%, from $5.2 million for the three months ended June 30, 1999 to $6.0 million for the three months ended June 30, 2000. Total interest expense increased $765,000, or 26.1%, from $2.9 million for the three months ended June 30, 1999 to $3.7 million for the three months ended June 30, 2000. Net interest income increased $36,000, or 1.6%, remaining relatively stable at $2.3 million for both the three months ended

June 30, 2000 and 1999. Non-interest income decreased $21,000, or 7.6%, from $275,000 for the three months ended June 30, 1999 to $254,000 for the three months ended June 30, 2000. Non-interest expenses increased $395,000, or 23.8%, from $1.7 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000 (which increase is inclusive of the $323,000 non-cash write-down of the Company's headquarters and main office facilities). Without the charge for a non-cash write-down, noninterest expense would have been $1.7 million for both three-month periods.

         The Company reported net income of $874,000, and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. The $248,000 decrease in net income for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due primarily to non-cash charges related to the write-down of the Company's headquarters and main office facilities. Total interest and dividend income for the six months ended June 30, 2000 increased $1.3 million, or 13.0%, from $10.4 million for the six months ended June 30, 1999 to $11.7 million for the six months ended June 30, 2000. Total interest expense increased $1.3 million, or 23.0%, from $5.8 million for the six months ended June 30, 1999 to $7.1 million for the six months ended June 30, 2000. Net interest income increased $14,000, or 0.3%, remaining relatively stable at $4.6 million for both the six months ended June 30, 2000 and 1999. Non-interest income decreased $42,000, or 7.9%, from $530,000 for the six months ended June 30, 1999 to $488,000 for the six months ended June 30, 2000. Non-interest expenses increased $362,000, or 10.7%, from $3.4 million for the six months ended June 30, 1999 to $3.7 million for the six months ended June 30, 2000 (which increase is inclusive of the $323,000 non-cash write-down of the Company's headquarters and main office facilities). Without the charge for a non-cash write-down, noninterest expense would have been $3.4 million for both six-month periods.

NET INTEREST INCOME

          Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.51% and 2.75% for the three months ended June 30, 2000 and 1999, respectively. Both rates (the average yield on interest-bearing assets and average cost of interest-bearing liabilities) and volumes (the average balances on interest-bearing assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense, multiplied by average earning assets) was 3.03%, and 3.32%, during the three months ended June 30, 2000 and 1999, respectively. The declining net interest margin in 2000 compared to 1999 was primarily the result of increases in the average rates paid on the average balances of interest-bearing deposits and borrowings increasing faster and more than offsetting the increased average yields earned on the Company's loans, investment securities, and other earning assets. Additionally, the increase in average interest-bearing liabilities of $33.0 million more than offset the increase in average interest-earning assets of $30.4 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The Company's net interest income increased slightly, by $36,000, or 1.6%, but remained relatively stable at $2.3 million for the quarters ended June 30, 2000, and 1999.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income totaled $6.0 million for the three months ended June 30, 2000, compared to $5.2 million for the three months ended June 30, 1999, an increase of $801,000, or 15.4%. This increase was mainly due to an increase in the Company's average interest-earning assets of $30.4 million, or 11.0%, together with a 30 basis point (with 100 basis points being equal to 1%) increase in the average yield earned. Interest earned on loans increased $694,000, or 15.6%, from $4.4 million for the three months ended June 30, 1999, to $5.1 million for the three months ended June 30, 2000. This increase was due to an increase in the Company's average balance of loans for the three months ended June 30, 2000 of $33.9 million, or 15.2%, and a three basis point increase in the yield earned. Interest and dividends earned on investment securities increased $129,000, or 19.9%, from $647,000 for the three months ended June 30, 1999 to $776,000 for the three months ended June 30, 2000. This increase was due to a 114 basis point increase in the Company's yield earned on investment securities for the three months ended June 30, 2000, and by an increase in the Company's average balance of investment securities of $704,000, or 1.7%. The increased yield reflects a special dividend on FHLB stock of $61,000, without which the yield on investment securities would have been 6.94% for the three months ended June 30, 2000 versus a yield of 6.39% for the year ago three month period. Interest earned on other earning assets decreased $22,000, or 16.8%, from $131,000 for the three months ended June 30, 1999, to $109,000 for the three months ended June 30, 2000. This decrease was primarily due to a decrease in the Company's average balance of other earning assets of $4.3 million, or 36.7%, from $11.6 million for the three months ended June 30, 1999, to $7.3 million at June 30, 2000, which was partially offset by a 142 basis point increase in the Company's average yield earned on other earning assets.

         Interest and dividend income totaled $11.7 million for the six months ended June 30, 2000, compared to $10.4 million for the six months ended June 30, 1999, an increase of $1.3 million, or 13.0%. This increase was mainly due to an increase in the Company's average interest-earning assets of $26.1 million, or 9.5%, together with a 24 basis point (with 100 basis points being equal to 1%) increase in the yield earned. Interest earned on loans increased $1.2 million, or 13.3%, from $8.9 million for the six months ended June 30, 1999, to $10.0 million for the six months ended June 30, 2000. This increase was due to an increase in the Company's average balance of loans for the six months ended June 30, 2000, of $29.0 million, or 12.9%, and a two basis point increase in the yield earned. Interest and dividends earned on investment securities increased $195,000, or 15.0%, from $1.3 million for the six months ended June 30, 1999 to $1.5 million for the six months ended June 30, 2000. This increase was due to an 82 basis point increase in the Company's yield earned on investment securities for the six months ended June 30, 2000, and by an increase in the Company's average balance of investment securities of $799,000. The increased yield reflects a special dividend on FHLB stock of $61,000, without which the yield on investment securities would have been 6.92% for the six months ended June 30, 2000 versus a yield of 6.39% for the year ago six month period. Interest earned on other earning assets decreased $24,000, or 10.6%, from $226,000 for the six months ended June 30, 1999, to $202,000 for the six months ended June 30, 2000. This decrease was primarily due to a decrease in the Company's average balance of other earning assets of $3.7 million, or 34.1%, from $10.9 million for the six months ended June 30, 1999, to $7.1 million at June 30, 2000, which was partially offset by a 149 basis point increase in the Company's average yield earned on other earning assets.

         The Company's largest group of interest-earning assets is residential mortgage loans, comprising 61.8% of total average interest-earning assets for the six months ended June 30, 2000. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in market rates of interest for residential mortgage loans. The average balance of residential mortgage loans increased $21.8 million, or 13.1%, from $167.2 million for the three months ended June 30, 1999 to $189.0 million for the three months ended June 30, 2000. The Company's average yield earned on residential mortgage loans decreased by one basis point from 7.58% for the three months ended June 30, 1999 to 7.57% for the three months ended June 30, 2000. The average balance of residential mortgage loans increased $17.9 million, or 10.6%, from $168.3 million for the six months ended June 30, 1999 to $186.2 million for the six months ended June 30, 2000. The Company's average yield earned on residential mortgage loans decreased by two basis points from 7.59% for the six months ended June 30, 1999 to 7.57% for the three months ended June 30, 2000.

         The Company's largest source of funds is certificates of deposit, which for the six months ended June 30, 2000, funded 50.8% of total average interest-earning assets. Market rates on shorter term U.S. Government Notes and Bonds and rates offered by competing depository institutions, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit.

INTEREST EXPENSE

         Interest expense increased $765,000, or 26.1%, from $2.9 million for the three months ended June 30, 1999, to $3.7 million for the three months ended June 30, 2000. This increase was due to an increase both in the average balance of interest-bearing liabilities and in the cost of such liabilities. The average balance of interest-bearing liabilities increased $33.0 million, or 13.6%, from $243.3 million for the three months ended June 30, 1999, to $276.3 million for the three months ended June 30, 2000, and the cost of such interest-bearing liabilities increased 54 basis points from 4.81% for the three months ended June 30, 1999 to 5.35% for the three months ended June 30, 2000.

         Interest expense increased $1.3 million, or 23.0%, from $5.8 million for the six months ended June 30, 1999, to $7.1 million for the six months ended June 30, 2000. This increase was due to an increase both in the average balance of interest-bearing liabilities and in the cost of such liabilities. The average balance of interest-bearing liabilities increased $30.1 million, or 12.5%, from $240.9 million for the six months ended June 30, 1999, to $271.0 million for the six months ended June 30, 2000, and the cost of such interest-bearing liabilities increased 45 basis points from 4.80% for the six months ended June 30, 1999 to 5.25% for the six months ended June 30, 2000.

         The average balance of interest-bearing deposits increased $8.4 million, or 4.3%, from $192.8 million for the three months ended June 30, 1999, to $201.2 million for the three months ended June 30, 2000. The cost of interest-bearing deposits increased $333,000, or 14.6%, from $2.3 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. The cost of such average deposits increased 46 basis points for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Interest expense on borrowings increased $432,000, or 66.8%, from $647,000 for the three months ended June 30, 1999, to $1.1 million for the three months ended June 30, 2000. The primary reasons for the increase were a $24.6 million, or 48.8%, increase in the average balance of borrowings, and an increase in the cost of borrowings of 62 basis points.

         The average balance of interest-bearing deposits increased $9.1 million, or 4.7%, from $192.2 million for the six months ended June 30, 1999, to $201.3 million for the six months ended June 30, 2000. The cost of interest-bearing deposits increased $609,000, or 13.4%, from $4.5 million for the six months ended June 30, 1999 to $5.1 million for the six months ended June 30, 2000. The cost of such average deposits increased 39 basis points for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest expense on borrowings increased $724,000, or 58.1%, from $1.2 million for the six months ended June 30, 1999, to $2.0 million for the six months ended June 30, 2000. The primary reasons for the increase were a $21.0 million, or 43.1%, increase in the average balance of borrowings, and an increase in the cost of borrowings of 54 basis points.

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


                                                                       Three Months Ended
                                                                          June 30, 2000
                                                        --------------------------------------------------
                                                           Average                             Average
                (Dollars in Thousands)                     Balance           Interest        Yield/cost
                                                        ---------------    -------------    --------------
Interest-earning assets:
       Loans receivable:
             Residential mortgage loans                      $ 189,023          $ 3,579             7.57%
             Commercial loans                                   42,700              970              9.09
             Consumer and other loans                           25,984              581              8.94
                                                        ---------------    -------------
                   Total loans                                 257,707            5,130              7.96
       Investment securities (1)                                41,200              776              7.53
       Other earning assets                                      7,344              109              5.94
                                                        ---------------    -------------
             Total interest-earning assets                     306,251            6,015              7.86
                                                                           -------------
Noninterest-earning assets                                      10,938
                                                        ---------------
             Total Assets                                    $ 317,189
                                                        ===============
Interest-bearing liabilities:
       Deposits:
             Demand deposits                                  $ 34,160              335              3.92
             Savings deposits                                   13,480               67              1.99
             Certificates of deposit                           153,558            2,211              5.76
                                                        ---------------    -------------
                   Total interest-bearing deposits             201,198            2,613              5.19
       Borrowings                                               75,081            1,079              5.75
                                                        ---------------    -------------
             Total interest-bearing liabilities                276,279            3,692              5.35
                                                                           -------------
Noninterest-bearing demand deposits                             11,627
Other noninterest-bearing liabilities                            1,934
                                                        ---------------
             Total liabilities                                 289,840
                                                        ---------------
Stockholders' equity                                            27,349
             Total liabilities and stockholders'
                                                        ---------------
                   equity                                    $ 317,189
                                                        ===============
Net interest-earning assets                                   $ 29,972
                                                        ===============
Net interest income/interest rate spread                                         $2,323             2.51%
                                                                           =============    ==============
Net interest margin                                                                                 3.03%
                                                                                            ==============
Ratio of average interest-earning assets
       to average interest-bearing liabilities                                  110.85%
--------------------------------------------------------                   =============



                                                                       Three Months Ended
                                                                          June 30, 1999
                                                        --------------------------------------------------
                                                           Average                            Average
                (Dollars in Thousands)                     Balance           Interest        Yield/cost
                                                        ---------------    -------------   ---------------
Interest-earning assets:
       Loans receivable:
             Residential mortgage loans                      $ 167,180          $ 3,168             7.58%
             Commercial loans                                   34,323              750              8.74
             Consumer and other loans                           22,260              518              9.31
                                                        ---------------    -------------
                   Total loans                                 223,763            4,436              7.93
       Investment securities (1)                                40,496              647              6.39
       Other earning assets                                     11,595              131              4.52
                                                        ---------------    -------------
             Total interest-earning assets                     275,854            5,214              7.56
                                                                           -------------
Noninterest-earning assets                                       9,194
                                                        ---------------
             Total Assets                                     $285,048
                                                        ===============
Interest-bearing liabilities:
       Deposits:
             Demand deposits                                  $ 35,561              303              3.41
             Savings deposits                                   18,109               78              1.72
             Certificates of deposit                           139,178            1,899              5.46
                                                        ---------------    -------------
                   Total interest-bearing deposits             192,848            2,280              4.73
       Borrowings                                               50,461              647              5.13
                                                        ---------------    -------------
             Total interest-bearing liabilities                243,309            2,927              4.81
                                                                           -------------
Noninterest-bearing demand deposits                             10,631
Other noninterest-bearing liabilities                            1,588
                                                        ---------------
             Total liabilities                                 255,528
                                                        ---------------
Stockholders' equity                                            29,520
             Total liabilities and stockholders'
                                                        ---------------
                   equity                                     $285,048
                                                        ===============
Net interest-earning assets                                   $ 32,545
                                                        ===============
Net interest income/interest rate spread                                        $ 2,287             2.75%
                                                                           =============   ===============
Net interest margin                                                                                 3.32%
                                                                                           ===============
Ratio of average interest-earning assets
       to average interest-bearing liabilities                                  113.38%
--------------------------------------------------------                    =============




                                                                         Six Months Ended
                                                        --------------------------------------------------
                                                                           June 30, 2000
                                                        --------------------------------------------------
                                                           Average                             Average
                (Dollars in Thousands)                     Balance           Interest        Yield/cost
                                                        ---------------    -------------    --------------
Interest-earning assets:
       Loans receivable:
             Residential mortgage loans                      $ 186,150          $ 7,046             7.57%
             Commercial loans                                   41,211            1,850              8.98
             Consumer and other loans                           25,415            1,135              8.93
                                                        ---------------    -------------
                   Total loans                                 252,776           10,031              7.94
       Investment securities (1)                                41,425            1,494              7.21
       Other earning assets                                      7,148              202              5.65
                                                        ---------------    -------------
             Total interest-earning assets                     301,349           11,727              7.78
                                                                           -------------
Noninterest-earning assets                                      10,286
                                                        ---------------
             Total Assets                                    $ 311,635
                                                        ===============
Interest-bearing liabilities:
       Deposits:
             Demand deposits                                  $ 34,530              654              3.79
             Savings deposits                                   13,721              137              2.00
             Certificates of deposit                           153,048            4,355              5.69
                                                        ---------------    -------------
                   Total interest-bearing deposits             201,299            5,146              5.11
       Borrowings                                               69,670            1,971              5.66
                                                        ---------------    -------------
             Total interest-bearing liabilities                270,969            7,117              5.25
                                                                           -------------
Noninterest-bearing demand deposits                             11,277
Other noninterest-bearing liabilities                            1,820
                                                        ---------------
             Total liabilities                                 284,066
                                                        ---------------
Stockholders' equity                                            27,569
             Total liabilities and stockholders'
                                                        ---------------
                   equity                                    $ 311,635
                                                        ===============
Net interest-earning assets                                   $ 30,380
                                                        ===============
Net interest income/interest rate spread                                        $ 4,610             2.53%
                                                                           =============    ==============
Net interest margin                                                                                 3.06%
                                                                                            ==============
Ratio of average interest-earning assets
       to average interest-bearing liabilities                                  111.21%
--------------------------------------------------------                   =============
    (1)Includes FHLB stock.


                                                                        Six Months Ended
                                                        --------------------------------------------------
                                                          June 30, 1999
                                                        --------------------------------------------------
                                                           Average                            Average
                (Dollars in Thousands)                     Balance           Interest        Yield/cost
                                                        ---------------    -------------   ---------------
Interest-earning assets:
       Loans receivable:
             Residential mortgage loans                      $ 168,250          $ 6,384             7.59%
             Commercial loans                                   33,752            1,454              8.62
             Consumer and other loans                           21,794            1,017              9.33
                                                        ---------------    -------------
                   Total loans                                 223,796            8,855              7.91
       Investment securities (1)                                40,626            1,299              6.39
       Other earning assets                                     10,853              226              4.16
                                                        ---------------    -------------
             Total interest-earning assets                     275,275           10,380              7.54
                                                                           -------------
Noninterest-earning assets                                       8,441
                                                        ---------------
             Total Assets                                    $ 283,716
                                                        ===============
Interest-bearing liabilities:
       Deposits:
             Demand deposits                                  $ 33,517              558              3.33
             Savings deposits                                   18,643              159              1.71
             Certificates of deposit                           140,022            3,820              5.46
                                                        ---------------    -------------
                   Total interest-bearing deposits             192,182            4,537              4.72
       Borrowings                                               48,678            1,247              5.12
                                                        ---------------    -------------
             Total interest-bearing liabilities                240,860            5,784              4.80
                                                                           -------------
Noninterest-bearing demand deposits                             10,839
Other noninterest-bearing liabilities                            1,427
                                                        ---------------
             Total liabilities                                 253,126
                                                        ---------------
Stockholders' equity                                            30,590
             Total liabilities and stockholders'
                                                        ---------------
                   equity                                    $ 283,716
                                                        ===============
Net interest-earning assets                                   $ 34,415
                                                        ===============
Net interest income/interest rate spread                                        $ 4,596             2.74%
                                                                           =============   ===============
Net interest margin                                                                                 3.34%
                                                                                           ===============
Ratio of average interest-earning assets
       to average interest-bearing liabilities                                  114.29%
--------------------------------------------------------                   =============
    (1)Includes FHLB stock.


PROVISION FOR LOAN LOSSES

         Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. The Company made no provision for loan losses during the three and six month periods ended June 30, 2000 and 1999.

         At June 30, 2000, the Company's allowance for loan losses amounted to $2.8 million, or 1.0% of total loans and 398.1% of non-performing loans and troubled debt restructurings. At December 31, 1999, the Company's allowance for loan losses amounted to $2.7 million, or 1.1% of total loans and 496.7% of non-performing loans and troubled debt restructurings.

NON-INTEREST INCOME

         For the three months ended June 30, 2000, the Company reported a decrease of $21,000, or 7.6% in non-interest income from $275,000 for the three months ended June 30, 1999 to $254,000, from the three months ended June 30, 2000. The primary reasons for the decrease were a decrease in net gains on the sale of loans of $27,000, a decrease in customer service fees of $13,000, a decrease in net trading account gains of $10,000, and a decrease in other income of $2,000, all of which were partially offset by a reduction in the loss from the Company's investment in a limited liability company of $31,000.

         For the six months ended June 30, 2000, the Company reported a decrease of $42,000, or 7.9% in non-interest income from $530,000 for the six months ended June 30, 1999 to $488,000, from the six months ended June 30, 2000. The primary reasons for the decrease were a decrease in net gains on the sale of loans of $89,000, a decrease in customer service fees of $10,000, a decrease in net trading account gains of $13,000, and a decrease in other income of $2,000, all of which were partially offset by a reduction in the loss from the Company's investment in a limited liability company of $75,000.

NON-INTEREST EXPENSE

         Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising and marketing, bank shares and franchise tax, and other expense items. As disclosed in Note 4, SIGNIFICANT EVENTS, of the financial statements, the Company recently purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank. Its current headquarters and main office facilities were evaluated under current accounting standards regarding ACCOUNTING FOR THE IMPAIRMENT

OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, resulting in the recognition of an impairment write-down on such facilities of $323,000 before income taxes. This non-cash charge is included in non-interest expenses for the three and six month periods ended June 30, 2000.

         Non-interest expense amounted to $2.1 million for the three months ended June 30, 2000, compared to $1.7 million for the three months ended June 30, 1999, reflecting an increase of $395,000, or 23.8%, which increase primarily consisted of the $323,000 non-cash charge related to the impairment write-down. Other non-interest expenses changed as follows: salaries and employee benefits increased $101,000, or 12.0%, data processing expenses increased $20,000, or 36.4%, and advertising expense increased $19,000, or 55.9%. All of such increases were partially offset by decreases of $11,000, or 15.3%, in occupancy expenses, $18,000, or 62.1%, in deposit insurance premiums, $2,000, or 2.4%, in bank shares and franchise tax expenses, $8,000, or 8.9%, in depreciation expenses, and $21,000, or 4.8%, in all other expenses, together with net reduction of $8,000, or 66.7%, in the net costs of foreclosed assets.

         Non-interest expense amounted to $3.7 million for the six months ended June 30, 2000, compared to $3.4 million for the six months ended June 30, 1999, reflecting an increase of $362,000, or 10.7%, which increase primarily consisted of the $323,000 non-cash charge related to the impairment write-down. Other non-interest expenses changed as follows: salaries and employee benefits increased $168,000, or 9.6%, data processing expenses increased $39,000, or 36.4%, and advertising expense (primarily related to the Bank's centennial celebration) increased $59,000, or 89.4%. All of such increases were partially offset by decreases of $38,000, or 63.3%, in deposit insurance premiums, $18,000, or 9.5%, in bank shares and franchise tax expenses, $14,000, or 7.9%, in depreciation expenses, and $57,000, or 6.7%, in all other expenses, together with net reduction of $100,000 in the net costs of foreclosed assets.

INCOME TAXES

         For the three months ended June 30, 2000 and 1999, the Company incurred income tax expense of $188,000 and $325,000, respectively. The Company's effective tax rate amounted to 36.1% and 36.1% during the three months ended June 30, 2000 and 1999, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

         For the six months ended June 30, 2000 and 1999, the Company incurred income tax expense of $483,000 and $625,000, respectively. The Company's effective tax rate amounted to 35.6% and 35.8% during the six months of 2000 and 1999, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

LIQUIDITY RESOURCES

         The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the

Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $128.7 million from the FHLB through its subsidiary Bank, and $4.7 million from the Federal Reserve Bank. Additionally, using other investments as collateral, the subsidiary Bank could borrow $8.8 million.

         Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At June 30, 2000, the total approved commitments to extend credit amounted to $23.3 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $82.8 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of June 30, 2000 are presented in the table below:


                                                                                                            Minumum to be
                                                                                   Minimum              Well Capitalized Under
                                                                                   Capital                 Prompt Corrective
            (Dollars in Thousands                  Actual                        Requirement               Action Provisions
                                                ----------------------------  ---------------------   ---------------------------
June 30, 2000                                      Amount         Ratio          Amount      Ratio        Amount         Ratio
----------------------------------------------  ------------  --------------  ------------  -------   --------------  -----------

Total Capital to Risk Weighted Assets:
        Acadiana Bancshares, Inc.                   $30,034           16.2%       $14,830     8.0%         N/A          N/A %
        LBA Savings Bank                             25,567           14.1%        14,512     8.0%         18,538        10.0%
Tier 1 Capital to Risk Weighted Assets:
        Acadiana Bancshares, Inc.                    27,698           14.9%        12,657     4.0%         N/A          N/A %
        LBA Savings Bank                             23,280           12.8%        12,475     4.0%         18,986         6.0%
Tier 1 Capital to Average Assets:
        Acadiana Bancshares, Inc.                    27,698            8.8%        12,657     4.0%         N/A          N/A %
        LBA Savings Bank                             23,280            7.5%        12,475     4.0%         15,594         5.0%



IMPACT OF INFLATION AND CHANGING PRICES

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

The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under guidance of the Finance Committee of the Board of Directors of the Bank, which is composed of Messrs. DeJean, Saloom, and Beacham, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the ALCO, quarterly, to set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Company's 1999 Annual Report to Stockholders' has further information relating to market risk. The Company does not believe that its exposure to market risks has changed materially since December 31, 1999.

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company's 1999 Annual Report to Stockholders' has further information relating to interest rate risk. The Company does not believe that its exposure to interest rate risk has changed materially since December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
         -----------------
         Not applicable.

Item 2.  CHANGES IN SECURITIES.
         ---------------------
         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
         ---------------------------------------------------
         On April 26, 2000 the Company held the annual meeting of the stockholders for the following purposes: (1) to elect three directors (Lawrence Gankendorff, Don J. O'Rourke, Sr., and Thomas Ortego) for a three-year term expiring in 2003, and until their successors are elected and qualified; and (2) to ratify the appointment by the Board of Directors of Castaing, Hussey, Lolan & Dauterive, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

          Votes were cast as follows:

          ------------------------- -------------------- ---------------------- --------------------- -------------------------
                                    Lawrence                                                          Castaing, Hussey,
                                    Gankendorff          Don J. O'Rourke, Sr.    Thomas S. Ortego     Lolan, & Dauterive, LLP
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          For                                 1,210,163              1,210,163             1,210,163                 1,214,470
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          Against                           N/A                   N/A                   N/A                             13,450
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          Abstain                           N/A                   N/A                   N/A                              1,693
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          Withheld                               19,450                 19,450                19,450            N/A
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          ------------------------- -------------------- ---------------------- --------------------- -------------------------
          Total Votes Cast                    1,229,613              1,229,613             1,229,613                 1,229,613
          ------------------------- -------------------- ---------------------- --------------------- -------------------------

         There were no broker "non-votes" with respect to the matters considered at the Annual Meeting.

Item 5.  OTHER INFORMATION.
         -----------------
          Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------
          3.1*   Articles of Incorporation of Acadiana Bancshares, Inc.
          3.2*   Bylaws of Acadiana Bancshares, Inc.
          4.0*   Form of Stock Certificate of Acadiana Bancshares, Inc.
         10.1**  Stock Option Plan

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

                                     ACADIANA BANCSHARES, INC.


Date:  August 11, 2000              By:  /s/ GERALD G. REAUX, JR.
                                         -----------------------
                                         Gerald G. Reaux, Jr., President and
                                         Chief Executive Officer

Date:  August 11, 2000              By:  /s/ EMILE E. SOULIER, III
                                         -------------------------
                                         Emile E. Soulier, III, Vice-President
                                         and Chief Financial Officer