Form 10-Q
period 2000-09-30
ACADIANA BANCSHARES INC /LA
filed 2000-11-14
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------   --------------

                         Commission file number 1-14364

                            Acadiana Bancshares, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                 LOUISIANA                                      72-1317124
 ---------------------------------------------                -----------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
 or Organization)                                            Identification No.)

         101 West Vermilion Street
             Lafayette, Louisiana                                  70501
  ----------------------------------------                     ---------------
  (Address of Principal Executive Offices)                       (Zip Code)

                                  (337)232-4631
              ---------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2000, 1,414,821 shares of the Registrant's common stock were issued and outstanding. Of that total, 211,085 shares were held by the Registrant's Employee Stock Ownership Plan, of which 123,615 were not committed to be released.

                            ACADIANA BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets (As of September 30, 2000
             and December 31, 1999)                                         3

          Consolidated Income Statements (For the three and nine
             months ended September 30, 2000 and 1999)                      4

          Consolidated Statements of Stockholders' Equity (For
             the nine months ended September 30, 2000 and 1999)             5

          Consolidated Statements of Cash Flows (For the nine
             months ended September 30, 2000 and 1999)                      6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

Item 3    Quantitative and Qualitative Disclosures About Market
             Risk                                                          23

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings                                                25
Item 2.   Changes in Securities                                            25
Item 3.   Defaults Upon Senior Securities                                  25
Item 4.   Submission of Matters to a Vote of Security Holders              25
Item 5.   Other Information                                                25
Item 6.   Exhibits and Reports on Form 8-K                                 25

Signatures                                                                 27

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                                2000             1999
                                                                            --------------   --------------
Cash and Cash Equivalents:
       Cash and Amounts Due from Banks                                            $ 3,254          $ 3,668
       Interest Bearing Demand Deposits                                            10,183            8,254
                                                                            --------------   --------------
           Total Cash and Cash Equivalents                                         13,437           11,922
Trading Securities                                                                    365              285
Securities Available for Sale, at Fair Value                                       24,568           26,060
Securities Held to Maturity (Fair Value of $11,799 and $11,958,
   respectively)                                                                   11,764           11,921
Federal Home Loan Bank Stock, at Cost                                               4,080            3,689
Loans Receivable, Net of Allowance for Loan Losses of $2,805
       and $2,747, respectively                                                   263,338          244,996
Investment in Limited Liability Company                                               797              811
Premises and Equipment, Net                                                         5,086            2,657
Accrued Interest Receivable                                                         1,663            1,543
Other Assets                                                                        1,872            1,812
                                                                            --------------   --------------

TOTAL ASSETS                                                                    $ 326,970        $ 305,696
                                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Non-interest Bearing                                                      $ 11,433         $ 10,382
       Interest Bearing                                                           216,340          202,830
                                                                            --------------   --------------
            Total Deposits                                                        227,773          213,212
Short-Term Borrowings                                                                  10            6,000
Accrued Interest Payable                                                              437              345
Long-Term Debt                                                                     69,237           57,850
Accrued and Other Liabilities                                                       1,354              539
                                                                            --------------   --------------

TOTAL LIABILITIES                                                                 298,811          277,946
                                                                            --------------   --------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:

Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
       -0- shares issued or outstanding                                                 -                -
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
       2,731,250 shares issued                                                         27               27
Additional Paid-in Capital                                                         32,383           32,322
Retained Earnings                                                                  23,289           22,404
Unearned Common Stock Held by ESOP Trust                                           (1,506)          (1,703)
Unearned Common Stock Held by RRP Trust                                              (824)          (1,048)
Accumulated Other Comprehensive Income                                               (146)            (364)
Treasury Stock, at Cost; 1,316,429 and 1,236,727 Shares,
   respectively                                                                   (25,064)         (23,888)
                                                                            --------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                                         28,159           27,750
                                                                            --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 326,970        $ 305,696
                                                                            ==============   ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                   ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                                    UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                -------------------------------------  ---------------------------------
                                                   2000                   1999                     2000        1999
                                                ----------             ---------                --------   ---------
INTEREST AND DIVIDEND INCOME:
      Loans, including fees                       $  5,293              $  4,640                  15,324    $ 13,493
      Debt Securities                                  651                   497                   1,962       1,461
      Dividends                                         66                   165                     244         498
      Trading Account Securities                         3                     -                       8           -
      Interest Bearing Deposits                        129                    89                     331         319
                                                  --------              --------                --------    --------
Total Interest and Dividend Income                   6,142                 5,391                  17,869      15,771
                                                  --------              --------                --------    --------
INTEREST EXPENSE:
      Deposits                                       2,833                 2,468                   7,979       7,005
      Borrowings                                     1,033                   631                   3,004       1,878
                                                  --------              --------                --------    --------
Total Interest Expense                               3,866                 3,099                  10,983       8,883
                                                  --------              --------                --------    --------
Net Interest Income                                  2,276                 2,292                   6,886       6,888
Provision for Loan Losses                                -                     -                       -           -
                                                  --------              --------                --------    --------
Net Interest Income After Provision for
      Loan Losses                                    2,276                 2,292                   6,886       6,888
                                                  --------              --------                --------    --------
NON-INTEREST INCOME:
      Customer Service Fees                            223                   233                     657         678
      Loan Servicing Fees                               11                    15                      36          43
      Gain on Sale of Loans, Net                         8                     -                       8          89
      Trading Account (Losses) Gains, Net               24                   (13)                     18          (6)
      Loss from Investment in Limited Liability          -
           Company                                      (1)                  (36)                    (14)       (124)
      Other                                            118                    19                     166          70
                                                  --------              --------                --------    --------
Total Non-Interest Income                              383                   218                     871         750
                                                  --------              --------                --------    --------
NON-INTEREST EXPENSE:
      Salaries and Employee Benefits                   991                   885                   2,911       2,637
      Occupancy                                         99                    91                     249         241
      Depreciation                                      80                    93                     244         271
      Data Processing                                   82                    72                     228         179
      Foreclosed Assets, net                             7                    10                     (69)         34
      Deposit Insurance Premium                         11                    29                      33          89
      Advertising                                       38                    50                     163         116
      Bank Shares and Franchise Tax Expense             81                    78                     253         268
      Impairment Loss on Long-Lived Assets               -                     -                     323           -
      Other                                            364                   400                   1,159       1,254
                                                  --------              --------                --------    --------
Total Non-Interest Expense                           1,753                 1,708                   5,494       5,089
                                                  --------              --------                --------    --------
Income Before Income Taxes                             906                   802                   2,263       2,549

Income Tax Expense                                     319                   277                     802         902
                                                  --------              --------                --------    --------
Net Income                                        $    587              $    525                $  1,461       1,647
                                                  ========              ========                ========    ========
Earnings Per Share - basic                        $   0.48              $   0.40                $   1.18    $   1.17
                                                  ========              ========                ========    ========
Earnings Per Share - diluted                      $   0.48              $   0.39                $   1.17    $   1.13
                                                  ========              ========                ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Unearned   Unearned
                                                                        Common     Common     Accumulated                Total
                                                Additional             Stock Held   Stock        Other                   Stock-
                                     Common      Paid-In    Retained   By ESOP     Held By    Comprehensive Treasury    holder's
                                     Stock       Capital    Earnings    Trust     RRP Trust      Income      Stock       Equity
                                    ---------  ----------   --------   ---------  ----------  ------------  ---------   --------
 BALANCE, JANUARY 1, 1999               $ 27     $ 32,192   $20,932    $ (1,965)   $ (1,335)        $ 258   $ (17,935)  $ 32,174
 Comprehensive Income:
   Net Income                                                 1,647                                                        1,647
   Change in Unrealized Gain (Loss) on
     Securities Available for Sale,
     Net of Deferred Taxes                                                                           (421)                  (421)
                                                                                                                        --------
 Total Comprehensive Income                                                                                                1,226
 Common Stock Released by ESOP Trust                  102                   197                                              299
 Common Stock Earned by Participants of
     Recognition and Retention Plan Trust              (8)                              215                                  207
 Common Stock Issued                                  (24)                                                         39         15
 Purchase of Treasury Stock
     (322,969 shares)                                                                                          (5,896)    (5,896)
 Cash Dividends Declared
     ($.39 per share)                                          (561)                                                        (561)
                                    ---------  ----------   --------   ---------  ----------  ------------  ---------   --------
 BALANCE, SEPTEMBER 30, 1999            $ 27     $ 32,262   $22,018    $ (1,768)   $ (1,120)       $ (163)  $ (23,792)- $ 27,464
                                    =========  ===========  ========   =========  ==========  ============  =========   =========


 BALANCE, JANUARY 1, 2000               $ 27     $ 32,322   $22,404    $ (1,703)   $ (1,048)       $ (364)  $ (23,888)  $ 27,750
 Comprehensive Income:
   Net Income                                                 1,461                                                        1,461
   Change in Unrealized Gain (Loss) on
       Securities Available for Sale,
       Net of Deferred Taxes                                                                          218                    218
                                                                                                                        -----
 Total Comprehensive Income                                                                                                1,679
 Common Stock Released by ESOP Trust                   57                   197                                              254
 Common Stock Earned by Participants of
       Recognition and Retention Plan
       Trust                                            4                               224                                  228
 Purchase of Treasury Stock
       (79,702 shares)                                                                                         (1,176)    (1,176)
 Cash Dividends Declared
       ($.45 per share)                                        (576)                                                        (576)
                                    ---------  ----------   --------   ---------  ----------  ------------  ---------   --------
  BALANCE, SEPTEMBER 30, 2000           $ 27     $ 32,383   $23,289    $ (1,506)     $ (824)       $ (146)  $ (25,064)  $ 28,159
                                    =========  ===========  ========   =========  ==========  ============  =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS)
------------------------------------------------------
                                                                                        2000         1999
                                                                                       -------      -------
Cash Flows from Operating Activities:
Net Income                                                                             $ 1,461      $ 1,647
                                                                                       -------      -------
Adjustments to Reconcile Net Income to Net Cash                                                0
  Provided by Operating Activities:
       Depreciation and Amortization                                                       263          282
       Provision for Deferred Income Taxes                                                   -          (30)
       Compensation Expense Recognized on RRP                                              216          207
       ESOP Contribution                                                                   255          299
       Other (gains) losses, net                                                           246          (15)
       Loss from Investment in Limited Liability Company                                    14          124
       Net Change in Securities Classified as Trading                                      (80)         266
       Accretion of Discounts, Net of Premium Amortization on Securities                    (4)          (6)
       Amortization of Deferred Revenues and Unearned Income on Loans                       77           88
       FHLB Stock Dividend Received                                                       (244)        (120)
       Other Changes in Assets and Liabilities:
           (Increase) Decrease in Accrued Interest Receivable                             (120)        (202)
           (Increase) Decrease in Other Assets                                            (182)        (327)
           (Decrease) Increase in Other Liabilities                                        901          (85)
                                                                                       -------      -------
       Total Adjustments                                                                 1,342          481
                                                                                       -------      -------
          Net Cash Provided by Operating Activities                                      2,803        2,128
                                                                                       -------      -------
Cash Flows from Investing Activities:
       Activity in Available for Sale Securities:
            Proceeds from Calls, Maturities and Prepayments                              1,829       23,455
            Purchases                                                                        -      (24,976)
       Activity in Held to Maturity Securities:
            Proceeds from Calls, Maturities and Prepayments                                154          373
       Purchase of FHLB stock                                                             (147)           -
       Net Advances on Loans                                                           (18,485)     (13,720)
       Purchase of Premises and Equipment                                               (3,024)         (99)
       Proceeds from Sale of Premises and Equipment                                        163            8
       Proceeds from Sale of Foreclosed Assets                                               -           46
       Capital Costs Incurred on Foreclosed Assets                                          (2)         (10)
                                                                                       -------      -------
          Net Cash Provided by (Used in) Investing Activities                          (19,512)     (14,923)
                                                                                       -------      -------
Cash Flows from Financing Activities:
       Net Change in Deposits                                                           14,561       14,487
       Net Change in Short-term Borrowings                                              (5,990)       8,500
       Proceeds from Long-term Debt                                                     11,391       12,500
       Repayment of Long-term Debt                                                          (4)     (14,378)
       Proceeds from Issuance of Common Stock                                                -           15
       Dividends Paid to Shareholders                                                     (558)        (567)
       Purchase of Treasury Stock                                                       (1,176)      (5,896)
                                                                                       -------      -------
          Net Cash Used in Financing Activities                                         18,224       14,661
                                                                                       -------      -------

   Net Increase (Decrease) in Cash and Cash Equivalents                                  1,515        1,866
Cash and Cash Equivalents, Beginning of Period                                          11,922        7,578
                                                                                       -------      -------
Cash and Cash Equivalents, End of Period                                              $ 13,437      $ 9,444
                                                                                      ========      =======

Supplemental Schedule of Noncash Activities:
       Acquisition of Foreclosed Assets in Settlement of Loans                            $ 65        $ 183
Supplemental Disclosures:
       Cash Paid For:
            Interest on Deposits and Borrowings                                       $ 10,891      $ 8,827
            Income Taxes                                                              $    740      $   878

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

BUSINESS

     The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. The Company recently formed a non-bank wholly owned subsidiary, Acadiana Holdings, L.L.C., whose purpose is to hold a commercial office building which will serve as the new headquarters for the Company and the Bank. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is a Savings Association Insurance Fund ("SAIF") -insured, Louisiana chartered, stock savings bank.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, namely, the Bank, and Acadiana Holdings, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)  LOANS RECEIVABLE

     Loans receivable at September 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                           Mortgage Loans:
                                  Single-Family Residential             190,868        $179,109
                                  Construction                            6,166          12,612
                                  Multi-Family Residential                  360             425
                                  Commercial Real Estate                 27,712          18,798
                                  Equity Lines of Credit                  4,127           3,406
                                                                       --------        --------

                                        Total Mortgage Loans            229,233         214,350

                           Commerical Business Loans                     16,718          18,144
                           Consumer Loans                                23,489          21,803
                                                                       --------        --------

                                        Total Loans                     269,440         254,297

                           Less:
                                  Allowance for Loan Losses              (2,805)         (2,747)
                                  Net Deferred Loan Fees                   (208)           (222)
                                  Unadvanced Loan Funds                  (3,089)         (6,332)
                                                                       --------        --------

                           Loans, net                                  $263,338        $244,996
                                                                       =========       =========

(3)  EARNINGS PER SHARE

     Weighted average shares of common stock outstanding for basic earnings per share ("EPS") calculations exclude the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (128,166 and 150,028 shares for the quarters ending September 30, 2000 and September 30, 1999, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (62,936 and 79,353 for the quarters ending September 30, 2000 and September 30, 1999, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

                                                           Three months ended            Nine months ended
                                                       --------------------------   -----------------------------
                                                          2000           1999           2000            1999
                                                       -----------    -----------   --------------  -------------
Numerator:
        Income Applicable to Common Shares                $587,000       $525,000    $ 1,461,000     $ 1,647,000
                                                       ============   ============  =============   =============

Denominator:
        Weighted Average Common Shares Outstanding       1,223,719      1,305,738      1,237,513       1,412,448
        Effect of Dilutive Securities:
              Stock Options Outstanding                          -         31,525          1,348          28,361
              RRP Grants                                     9,837         14,404          6,490          10,871
                                                         ---------      ---------      ---------       ---------
        Weighted Average Common Shares Outstanding

              Assuming Dilution                          1,233,556      1,351,667      1,245,351       1,451,680
                                                         =========      =========      =========       =========

        Earnings per Share                                  $ 0.48         $ 0.40         $ 1.18          $ 1.17
                                                         =========      =========      =========       =========
        Earnings per Share - Assuming Dilution              $ 0.48         $ 0.39         $ 1.17          $ 1.13
                                                         =========      =========      =========       =========

(4)  SIGNIFICANT EVENTS

     On May 12, 2000, the Company, through its wholly owned subsidiary, Acadiana Holdings, L.L.C., purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank, located at 200 West Congress Street, Lafayette, Louisiana. Management believes that this facility will provide a platform to support the future growth of the Bank and the Company, and expects to move its headquarters to its new location during the first quarter of 2001. The acquisition price associated with the purchase was $2.5 million and the Company anticipates additional renovation costs of approximately $1.3 million prior to occupancy. The Company expects to utilize one-third of the facility and will seek to lease the remaining commercial office space. Currently, approximately one-third of the building space is leased.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FAS STATEMENT NO. 133. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply FAS Statement No.133. There are no conflicts with or modifications to the basic model of FAS Statement No. 133, and there is no delay in the effective date of FAS Statement No. 133. FAS Statement No. 138 is effective for fiscal quarters of all fiscal years beginning after September 15, 2000. The Company has no derivative financial instruments and no hedging activities at this time. Implementation of this standard is not expected to have a material impact on financial position or results of operations.

     In September 2000 the FASB issued FAS Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement replaces FAS Statement No. 125 of the same name. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. This statement is effective generally for transactions occurring after March 31, 2001. Disclosures are effective for years ending after December 15, 2000. Implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CHANGES IN FINANCIAL CONDITION

     At September 30, 2000, the consolidated assets of the Company totaled $327.0 million, an increase of $21.3 million, or 7.0%, from December 31, 1999. The primary reasons for the increase in consolidated assets were an increase in loans receivable, net, of $18.3 million, or 7.5%, an increase in premises and equipment, net, of $2.4 million, or 91.4%, and an increase in cash and cash equivalents of $1.5 million, or 12.7%, all of which was partially offset by a decrease in investment securities available for sale of $1.5 million, or 5.7%. Asset growth was funded primarily by a $14.6 million, or 6.8%, increase in total deposits, together with an $11.4 million, or 19.7%, increase in long-term debt, all of which was partially offset by a an decrease in short-term borrowings of $6.0 million, or 99.8%.

ASSETS

     Cash and cash equivalents increased $1.5 million, or 12.7, to $13.4 million at September 30, 2000, compared with $11.9 million at December 31, 1999. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $2.8 million, ($19.5) million, and $18.2 million, respectively, for the nine months ended September 30, 2000. As of September 30, 2000, cash and cash equivalents funded 4.1% of total assets, compared with 3.9% at December 31, 1999.

     The Company owned $365,000 of trading securities as of September 30, 2000 compared with $285,000 at December 31, 1999. Trading account securities are carried at fair value. The Company has no intention to significantly increase its trading securities portfolio.

     Securities available for sale decreased $1.5 million, or 5.7%, to $24.6 million at September 30, 2000, compared with $26.1 million at December 31, 1999. The primary reason for such decrease was principal repayments of $1.8 million of investment securities, which were partially offset by an increase in fair value of the remaining securities of $330,000. Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and AAA rated private issuers, and certain equity securities. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as other comprehensive income. As of September 30, 2000, investment securities available for sale amounted to 7.5% of total assets, compared to 8.5% of total assets at December 31, 1999.

     Securities held to maturity decreased $157,000, or 1.3%, from $11.9 million at December 31, 1999 to $11.8 million at September 30, 2000. Securities held to maturity include mortgage-backed securities issued by GNMA, FNMA, and FHLMC. At September 30, 2000, securities held to maturity amounted to 3.6% of total assets, compared to 3.9% of total assets at December 31,1999.

     Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and there is no market for such stock. It can be sold only to the FHLB or to another member institution. It is carried at cost. Both cash dividends and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At September 30, 2000, Federal Home Loan Bank stock amounted to $4.1 million, or 1.2% of total assets.

     Loans receivable, net, increased $18.3 million, or 7.5%, to $263.3 million at September 30, 2000, compared to $245.0 million at December 31, 1999. Single-family residential loans increased $11.8 million, or 6.6%, from $179.1 million at December 31, 1999, to $190.9 million at September 30, 2000. Construction loans decreased $6.4 million, or 51.1%, from $12.6 million at December 31, 1999 to $6.2 million at September 30, 2000. Commercial real estate loans increased $8.9 million, or 47.4%, from $18.8 million at December 31, 1999, to $27.7 million at September 30, 2000. Equity lines of credit increased $721,000, or 21.2%, from $3.4 million at December 31, 1999 to $4.1 million at September 30, 2000. Commercial business loans decreased $1.4 million, or 7.9%, from $18.1 million at December 31, 1999, to $16.7 million at September 30, 2000. Consumer loans increased $1.7 million, or 7.7%, from $21.8 million at December 31, 1999, to $23.5 million at September 30, 2000. Total loans increased $15.1 million, or 6.0%, from $254.3 million at December 31, 1999, to $269.4 million at September 30, 2000. Loans receivable, net, amounted to 80.5% of total assets at September 30, 2000, compared to 80.1% of total assets at December 31, 1999.

     Premises and equipment, net, increased $2.4 million, or 91.4%, from $2.7 million at December 31, 1999 to $5.1 million at September 30, 2000. Such increase is primarily the result of the acquisition of an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank, as disclosed in Note 4 to the consolidated financial statements. Premises and equipment, net, amounted to 1.6% and 0.9% of total assets at September 30, 2000 and December 31, 1999, respectively.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows summarizes on the significant changes in this mix during the nine months ended September 30, 2000.

     The Company's deposits increased by $14.6 million, or 6.8%, to $227.8 million at September 30, 2000, compared to $213.2 million at December 31, 1999. Interest bearing deposits increased $13.5 million, or 6.7% while non-interest bearing deposits increased $1.1 million, or 10.1%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $167.7 million at September 30, 2000 compared to $151.6 million at December 31, 1999. Total deposits funded 69.7% of total assets at December 31, 1999, and at September 30, 2000.

     The Company's borrowings include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings decreased $6.0 million, or 99.8%, from $6.0 million at December 31, 1999, to $10,000 at September 30, 2000. Long-term debt increased $11.4 million, or 19.7%, to $69.2 million at September 30, 2000 compared to $57.9 million at December 31, 1999. Long-term debt funded 21.2% of assets at September 30, 2000. Borrowings are composed primarily of advances from the FHLB. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At September 30, 2000, stockholders' equity totaled $28.2 million, an increase of $409,000, or 1.5%, compared to $27.8 million at December 31, 1999. The increase was primarily attributable to net income for the nine months ended September 30, 2000, of $1.5 million, common stock earned by participants in the Company's Recognition and Retention Plan (the "RRP") trust of $228,000, common stock released by the Company's Employee Stock Ownership Plan (the "ESOP") trust of $254,000, and, a $218,000 increase in the value of securities available for sale, net of deferred taxes, all of which was partially offset by $1.2 million of repurchases of the Company's common stock for treasury, together with $576,000 of dividends declared on the Company's common stock. Stockholders' equity funded 8.6% of assets at September 30, 2000, compared to 9.1% at December 31, 1999.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), which requirements directly affect the minimum capital levels at the Bank. The Board of Governors of the Federal Reserve System (the "FRB") also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At September 30, 2000 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

     The Company reported an increase in earnings per share for the quarter ended September 30, 2000 primarily due to the effect of the Company's stock repurchase program as well as improved non-interest income. The Company earned 48 cents per share (basic and diluted) for the quarter ended September 30, 2000, compared to 40 cents per share (39 cents per share diluted) for the quarter ended September 30, 1999. This represents an increase of 20.0% (23.1% diluted) per common share when compared with the same quarter last year.

     The Company reported earnings per share of $1.18 per share ($1.17 per share diluted) for the nine months ended September 30, 2000 compared to $1.17 per share ($1.13 per share diluted) for the nine months ended September 30, 1999.

     The Company reported net income of $587,000, and $525,000 for the three months ended September 30, 2000 and 1999, respectively. The $62,000 increase in net income for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was due primarily to an increase in non-interest income. Total interest and dividend income for the three months ended September 30, 2000 increased $751,000, or 13.9%, from $5.4 million for the three months ended September 30, 1999 to $6.1 million for the three months ended September 30, 2000. Total interest expense increased $767,000, or 24.7%, from $3.1 million for the three months ended September 30, 1999 to $3.9 million for the three months ended September 30, 2000. Net interest income decreased $16,000, or 0.7%, remaining relatively stable at $2.3 million for both the three months ended September 30, 2000 and 1999. Non-interest income increased $165,000, or 75.7%, from $218,000 for the three months ended September 30, 1999 to $383,000 for the three months ended September 30, 2000. Non-interest expenses increased $45,000, or 2.6%, from $1.7 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000.

     The Company reported net income of $1.5 million, and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. The $186,000 decrease in net income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was due primarily to non-cash charges related to the write-down of certain long-lived assets (the Company's current headquarters office) during the quarter ended June 30, 2000 of $323,000 ($213,000 after taxes). Total interest and dividend income for the nine months ended September 30, 2000 increased $2.1 million, or 13.3%, from $15.8 million for the nine months ended September 30, 1999 to $17.9 million for the nine months ended September 30, 2000. Total interest expense increased $2.1 million, or 23.6%, from $8.9 million for the nine months ended September 30, 1999 to $11.0 million for the nine months ended September 30, 2000. Net interest income decreased $2,000, remaining relatively stable at $6.9 million for both the nine months ended September 30, 2000 and 1999. Non-interest income increased $121,000, or 16.1%, from $750,000 for the nine months ended September 30, 1999 to $871,000 for the nine months ended September 30, 2000. Non-interest expenses increased $405,000, or 8.0%, from $5.1 million for the nine months ended September 30, 1999 to $5.5 million for the nine months ended September 30, 2000 (which increase is inclusive of the $323,000 non-cash write-down of certain long-lived assets).

NET INTEREST INCOME

     Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.42% and 2.73% for the three months ended September 30, 2000 and 1999, respectively. Both rates (the average yield on interest-bearing assets and average cost of interest-bearing liabilities) and volumes (the average balances on interest-bearing assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense, multiplied by average interest-earning assets) was 2.93%, and 3.26%, during the three months ended September 30, 2000 and 1999, respectively. The declining net interest margin in 2000 compared to 1999 was primarily the result of the average rates paid on the average balances of interest-bearing deposits and borrowings increasing faster and more than offsetting the increased average yields earned on the Company's loans, investment securities, and other earning assets. Additionally, the increase in average interest-bearing liabilities of $31.6 million more than offset the increase in average interest-earning assets of $30.2 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The Company's net interest income decreased slightly, by $16,000, remaining relatively stable at $2.3 million for the quarters ended September 30, 2000, and 1999.

     The Company's average interest rate spread was 2.49% and 2.74% for the nine months ended September 30, 2000 and 1999, respectively. The Company's interest rate margin was 3.01%, and 3.31%, during the nine months ended September 30, 2000 and 1999, respectively. The declining net interest margin in 2000 compared to 1999 was primarily the result of the average rates paid on the average balances of interest-bearing deposits and borrowings increasing faster and more than offsetting the increased average yields earned on the Company's loans, investment securities, and other earning assets. Additionally, the increase in average interest-bearing liabilities of $30.6 million more than offset the increase in average interest-earning assets of $27.4 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The Company's net interest income decreased slightly, by $2,000, remaining relatively stable at $6.9 million for the nine months ended September 30, 2000, and 1999.

INTEREST AND DIVIDEND INCOME

     Interest and dividend income totaled $6.1 million for the three months ended September 30, 2000, compared to $5.4 million for the three months ended September 30, 1999, an increase of $751,000, or 13.9%. This increase was mainly due to an increase in the Company's average interest-earning assets of $30.2 million, or 10.7%, together with a 23 basis point (with 100 basis points being equal to 1%) increase in the average yield earned.

Interest earned on loans increased $653,000, or 14.1%, from $4.6 million for the three months ended September 30, 1999, to $5.3 million for the three months ended September 30, 2000. This increase was due to an increase in the Company's average balance of loans for the three months ended September 30, 2000 of $28.5 million, or 12.2%, and a 13 basis point increase in the yield earned. Interest and dividends earned on investment securities increased $58,000, or 8.8%, from $662,000 for the three months ended September 30, 1999 to $720,000 for the three months ended September 30, 2000. This increase was due to a 46 basis point increase in the Company's yield earned on investment securities for the three months ended September 30, 2000, together with an increase in the Company's average balance of investment securities of $648,000, or 1.6%. Interest earned on other earning assets increased $40,000, or 44.9%, from $89,000 for the three months ended September 30, 1999, to $129,000 for the three months ended September 30, 2000. This increase was primarily due to an increase in the Company's average balance of other earning assets of $998,000, or 13.4%, from $7.4 million for the three months ended September 30, 1999, to $8.4 million at September 30, 2000, together with a134 basis point increase in the Company's average yield earned.

     Interest and dividend income totaled $17.9 million for the nine months ended September 30, 2000, compared to $15.8 million for the nine months ended September 30, 1999, an increase of $2.1 million, or 13.3%. This increase was mainly due to an increase in the Company's average interest-earning assets of $27.4 million, or 9.9%, together with a 23 basis point (with 100 basis points being equal to 1%) increase in the yield earned. Interest earned on loans increased $1.8 million, or 13.6%, from $13.5 million for the nine months ended September 30, 1999, to $15.3 million for the nine months ended September 30, 2000. This increase was due to an increase in the Company's average balance of loans for the nine months ended September 30, 2000, of $28.8 million, or 12.7%, and a six basis point increase in the yield earned. Interest and dividends earned on investment securities increased $255,000, or 13.0%, from $2.0 million for the nine months ended September 30, 1999 to $2.2 million for the nine months ended September 30, 2000. This increase was due to a 71 basis point increase in the Company's yield earned on investment securities for the nine months ended September 30, 2000, together with an increase in the Company's average balance of investment securities of $749,000. Interest earned on other earning assets increased $12,000, or 3.8%, from $319,000 for the nine months ended September 30, 1999, to $331,000 for the nine months ended September 30, 2000. This increase was primarily due to a 146 basis point increase in the Company's average yield earned on other earning assets, which was partially offset by a decrease in the Company's average balance of other earning assets of $2.1 million, or 22.1%, from $9.7 million for the nine months ended September 30, 1999, to $7.5 million at September 30, 2000.

     The Company's largest group of interest-earning assets is residential mortgage loans, comprising 61.7% and 61.8% of total average interest-earning assets for the three- and nine-month periods ended September 30, 2000, respectively. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates usually translate to similar changes in market rates of interest for residential mortgage loans. The average balance of residential mortgage loans increased $20.0 million, or 11.6%, from $172.1 million for the three months ended September 30, 1999 to $192.0 million for the three months ended September 30, 2000. The Company's average yield earned on residential mortgage loans increased by eight basis points from

7.57% for the three months ended September 30, 1999 to 7.65% for the three months ended September 30, 2000. The average balance of residential mortgage loans increased $18.6 million, or 11.0%, from $169.5 million for the nine months ended September 30, 1999 to $188.1 million for the nine months ended September 30, 2000. The Company's average yield earned on residential mortgage loans increased by two basis points from 7.58% for the nine months ended September 30, 1999 to 7.60% for the nine months ended September 30, 2000.

INTEREST EXPENSE

     Interest expense increased $767,000, or 24.7%, from $3.1 million for the three months ended September 30, 1999, to $3.9 million for the three months ended September 30, 2000. This increase was due to an increase both in the average balance of interest-bearing liabilities and in the cost of such liabilities. The average balance of interest-bearing liabilities increased $31.6 million, or 12.6%, from $250.7 million for the three months ended September 30, 1999, to $282.4 million for the three months ended September 30, 2000, and the cost of such interest-bearing liabilities increased 54 basis points from 4.94% for the three months ended September 30, 1999 to 5.48% for the three months ended September 30, 2000.

     Interest expense increased $2.1 million, or 23.6%, from $8.9 million for the nine months ended September 30, 1999, to $11.0 million for the nine months ended September 30, 2000. This increase was due to an increase both in the average balance of interest-bearing liabilities and in the cost of such liabilities. The average balance of interest-bearing liabilities increased $30.6 million, or 12.5%, from $244.2 million for the nine months ended September 30, 1999, to $274.8 million for the nine months ended September 30, 2000, and the cost of such interest-bearing liabilities increased 48 basis points from 4.85% for the nine months ended September 30, 1999 to 5.33% for the nine months ended September 30, 2000.

     The Company's largest source of funds is certificates of deposit, which funded 52.7% and 51.4% of total average interest-earning assets for the three- and nine-month periods ended September 30, 2000, respectively. Market rates on shorter term U.S. Government Notes and Bonds and rates offered by competing depository institutions, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit.

     The average balance of interest-bearing deposits increased $8.2 million, or 4.0%, from $203.0 million for the three months ended September 30, 1999, to $211.2 million for the three months ended September 30, 2000. The cost of interest-bearing deposits increased $365,000, or 14.8%, from $2.5 million for the three months ended September 30, 1999 to $2.8 million for the three months ended September 30, 2000. The cost of such average deposits increased 51 basis points for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Interest expense on borrowings increased $402,000, or 63.7%, from $631,000 for the three months ended September 30, 1999, to $1.0 million for the three months ended September 30, 2000. The primary reasons for the increase were a $23.4 million, or 49.0%, increase in the average balance of borrowings, and an increase in the cost of borrowings of 52 basis points.

     The average balance of interest-bearing deposits increased $8.8 million, or 4.5%, from $195.8 million for the nine months ended September 30, 1999, to $204.6 million for the nine months ended September 30, 2000. The cost of interest-bearing deposits increased $974,000, or 13.9%, from $7.0 million for the nine months ended September 30, 1999 to $8.0 million for the nine months ended September 30, 2000. The cost of such average deposits increased 43 basis points for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest expense on borrowings increased $1.1 million, or 60.0%, from $1.9 million for the nine months ended September 30, 1999, to $3.0 million for the nine months ended September 30, 2000. The primary reasons for the increase were a $21.8 million, or 45.1%, increase in the average balance of borrowings, and an increase in the cost of borrowings of 53 basis points.


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

                                                           Three Months Ended                  Three Months Ended
                                                           September 30, 2000                  September 30, 1999
                                                     ----------------------------------  ---------------------------------
                                                     Average                 Average     Average                Average
    (Dollars in Thousands)                           Balance     Interest    Yield/cost  Balance    Interest    Yield/cost
                                                     -------     --------    ----------  -------    --------    ----------
Interest-earning assets:
     Loans receivable:
         Residential mortgage loans                  $192,038    $ 3,675        7.65  %  $172,054   $  3,257      7.57%
         Commercial loans                              43,066      1,004        9.33       37,839        831      8.78
         Consumer and other loans                      26,832        614        9.15       23,494        552      9.40
                                                     --------    --------                --------   --------
              Total loans                             261,936      5,293        8.08      233,387      4,640      7.95

     Investment securities (1)                         40,893        720        7.04       40,245        662      6.58
        Other earning assets                            8,350        129        6.18        7,362         89      4.84
                                                     --------    --------                --------   --------
         Total interest-earning assets                311,179      6,142        7.90      280,994      5,391      7.67
                                                                 --------                           --------
Noninterest-earning assets                             11,815                               9,780
                                                     --------                            --------
          Total Assets                               $322,994                            $290,774
                                                     ========                           =========
Interest-bearing liabilities:
     Deposits:
         Demand deposits                             $ 34,874        363        4.16       35,724        312      3.49
         Savings deposits                              12,414         62        2.00       16,512         72      1.74
         Certificates of deposit                      163,934      2,408        5.88      150,765      2,084      5.53
                                                     --------    --------                --------   --------
            Total deposits                            211,222      2,833        5.36      203,001      2,468      4.86
     Borrowings                                        71,135      1,033        5.81       47,744        631      5.29
                                                     --------    --------                --------   --------
         Total interest-bearing liabilities           282,357      3,866        5.48      250,745      3,099      4.94
                                                                 --------                           --------
Noninterest-bearing demand deposits                    10,481     10,517
Other noninterest-bearing liabilitie                    2,355                               1,802
                                                     --------                            --------

         Total liabilities                            295,193                             263,064
                                                     --------                            --------
Stockholders' equity                                   27,801                              27,710
                                                     --------                            --------
         Total liabilities and stockholders'
            equity                                   $322,994                            $290,774
                                                    ========                            ========
Net interest-earning assets                          $ 28,822                            $ 30,249
                                                    ========                            ========

Net interest income/interest rate spread                       $  2,276        2.42%               $  2,292      2.73%
                                                               ========       =====                ========      =====
Net interest margin                                                            2.93%                             3.26%
                                                                              =====                              =====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                     110.21%                             112.06%
                                                                 =======                             =======

                                                      Nine Months Ended                      Nine Months Ended
                                                     September 30, 2000                      September 30, 1999
                                                ----------------------------------  ---------------------------------
                                                Average                 Average     Average                Average
        (Dollars in Thousands)                  Balance     Interest    Yield/cost  Balance    Interest    Yield/cost
                                                -------     --------    ----------  -------    --------    ----------
 Interest-earning assets:
     Loans receivable:
         Residential mortgage loans            $188,113   $ 10,721       7.60%     $169,518   $  9,639      7.58 %
         Commercial loans                        41,829      2,854       9.10        35,114      2,285      8.68
         Consumer and other loans                25,887      1,749       9.01        22,360      1,569      9.36
                                                -------     --------                -------    --------
            Total loans                         255,829     15,324       7.99       226,992     13,493      7.93
     Investment securities (1)                   41,247      2,214       7.16        40,498      1,959      6.45
     Other earning assets                         7,548        331       5.85         9,689        319      4.39
                                                -------     --------                -------    --------
         Total interest-earning assets          304,624     17,869       7.82       277,179     15,771      7.59
                                                            --------                           --------
Noninterest-earning assets                       10,796                               8,887
                                                -------                             -------
         Total Assets                          $315,420                            $286,066
                                               ========                            ========
Interest-bearing liabilities:
     Deposits:
         Demand deposits                       $ 34,645      1,017       3.91      $ 34,253        870      3.39
         Passbook savings deposits               13,285        199       2.00        17,933        231      1.72
         Certificates of deposit                156,676      6,763       5.76       143,603      5,904      5.48
                                                -------     --------                -------    --------
            Total deposits                      204,606      7,979       5.20       195,789      7,005      4.77
     Borrowings                                  70,158      3,004       5.71        48,366      1,878      5.18
                                                -------     --------                -------    --------
         Total interest-bearing liabilities     274,764     10,983       5.33       244,155      8,883      4.85
                                                            --------                           --------
Noninterest-bearing demand deposits              11,012                                         10,732
Other noninterest-bearing liabilitie              1,998                                          1,549
                                                -------                                         -------
         Total liabilities                      287,774                                        256,436
                                                -------                                        --------
Stockholders' equity                             27,646                                         29,630
                                                -------                                        --------
         Total liabilities and stockholders'
            equity                             $315,420                                       $286,066
                                               ========                                       =========
Net interest-earning assets                    $ 29,860                                       $ 33,024
                                               ========                                       =========

Net interest income/interest rate spread                  $  6,886       2.49 %                  6,888      2.74 %
                                                          ========       =====                  ======      ====

Net interest margin                                                      3.01 %                             3.31 %
                                                                        =====                              =====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                110.87%                             113.53%
                                                          ========                              ======

-----------------
  (1)Includes FHLB stock.

PROVISION FOR LOAN LOSSES

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. The Company made no provision for loan losses during the three- and nine-month periods ended September 30, 2000 and 1999.

     At September 30, 2000, the Company's allowance for loan losses amounted to $2.8 million, or 1.05% of total loans and 529.3% of non-performing loans and troubled debt restructurings. At December 31, 1999, the Company's allowance for loan losses amounted to $2.7 million, or 1.11% of total loans and 496.7% of non-performing loans and troubled debt restructurings.

NON-INTEREST INCOME

     For the three months ended September 30, 2000, the Company reported an increase of $165,000, or 75.7% in non-interest income from $218,000 for the three months ended September 30, 1999 to $383,000, from the three months ended September 30, 2000. The primary reasons for the increase were an increase in other income of $99,000, an increase in trading account gains of $37,000, a reduction in the loss from the Company's investment in a limited liability company of $35,000, and net gains on the sale of loans of $8,000, all of which were partially offset by a decrease in customer service fees of $10,000, and a decrease in loan servicing fees of $4,000.

         For the nine months ended September 30, 2000, the Company reported an increase of $121,000, or 16.1% in non-interest income from $750,000 for the nine months ended September 30, 1999 to $871,000, from the nine months ended September 30, 2000. The primary reasons for the increase were a increase in other income of $96,000, a reduction in the loss from the Company's investment in a limited liability company of $110,000, and an increase in trading account gains of $24,000, all of which were partially offset by a decrease in net gains on the sale of loans of $81,000, decrease in customer service fees of $21,000, and a decrease in loan servicing fees of $7,000.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising and marketing, bank shares and franchise tax, and other expense items. As disclosed in Note 4, SIGNIFICANT EVENTS, of the financial statements, the Company recently purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank. Its current headquarters and main office facilities were evaluated under current accounting standards regarding ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, resulting in the recognition of an impairment write-down on such facilities of $323,000 before income taxes. This non-cash charge is included in non-interest expenses for the nine-month period ended September 30, 2000.

     Non-interest expense amounted to $1.8 million for the three months ended September 30, 2000, compared to $1.7 million for the three months ended September 30, 1999, reflecting an increase of $45,000, or 2.6%. The net increase in non-interest expenses included an increase of $106,000, or 12.0%, in salaries and employee benefits reflecting the cost of nine more employees, an increase of $8,000, or 8.8%, in occupancy expenses, an increase of

$10,000, or 13.9%, in data processing expenses, and an increase of $3,000, or 3.8%, in bank shares and franchise tax expense, all of which were partially offset by a decrease in depreciation expense of $13,000, or 14.0%, a decrease in deposit insurance premiums of $18,000, or 62.1%, a decrease in advertising expenses of $12,000, or 24.0%, a net reduction of $3,000, or 30.0%, in the net costs of foreclosed assets and a decrease in other expenses of $36,000, or 9.0%.

     Non-interest expense amounted to $5.5 million for the nine months ended September 30, 2000, compared to $5.1 million for the nine months ended September 30, 1999, reflecting an increase of $405,000, or 8.0%, which increase primarily consisted of the $323,000 non-cash charge related to the impairment write-down. Other non-interest expenses changed as follows: salaries and employee benefits increased $274,000, or 10.4%, occupancy expenses increased $8,000, or 3.3%, data processing expenses increased $49,000, or 27.4%, and advertising expense (primarily related to the Bank's centennial celebration) increased $47,000, or 40.5%. All of such increases were partially offset by decreases of $56,000, or 62.9%, in deposit insurance premiums, $15,000, or 5.6%, in bank shares and franchise tax expenses, $27,000, or 10.0%, in depreciation expenses, and $95,000, or 7.6%, in all other expenses, together with net reduction of $103,000 in the net costs of foreclosed assets.

INCOME TAXES

     For the three months ended September 30, 2000 and 1999, the Company incurred income tax expense of $319,000 and $277,000, respectively. The Company's effective tax rate amounted to 35.2% and 34.5% during the three months ended September 30, 2000 and 1999, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

     For the nine months ended September 30, 2000 and 1999, the Company incurred income tax expense of $802,000 and $902,000, respectively. The Company's effective tax rate amounted to 35.4% and 35.4% during the nine months of 2000 and 1999, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $132.3 million from the FHLB through its subsidiary Bank, and $4.7 million from the Federal Reserve Bank. Additionally, using other investments as collateral, the subsidiary Bank could borrow $8.7 million.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At September 30, 2000, the total approved commitments to extend credit amounted to $19.5 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $118.7 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of September 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of September 30, 2000 are presented in the table below:

                                                                                                      Minumum to be
                                                                             Minimum              Well Capitalized Under
                                                                             Capital                Prompt Corrective
                                                 Actual                    Requirement              Action Provisions
                                      -----------------------------   -------------------         ----------------------
(Dollars in Thousands)
September 30, 2000                       Amount           Ratio       Amount        Ratio         Amount         Ratio
---------------------                 ------------      -----------   ------      -------         ------       ---------
Total Capital to Risk Weighted Assets:
      Acadiana Bancshares, Inc.           $ 30,599        16.5%     $ 14,872         8.0%        N/A          N/A %
      LBA Savings Bank                      26,341        14.4%       14,600         8.0%        18,590       10.0%
Tier 1 Capital to Risk Weighted Assets:
      Acadiana Bancshares, Inc.             28,251        15.2%       12,921         4.0%        N/A          N/A %
      LBA Savings Bank                      24,035        13.2%       12,694         4.0%        19,381        6.0%
Tier 1 Capital to Average Assets:
      Acadiana Bancshares, Inc.             28,251         8.7%       12,921         4.0%        N/A          N/A %
      LBA Savings Bank                      24,035         7.6%       12,694         4.0%        15,868        5.0%

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

DeJean, Saloom, and Beacham, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the ALCO, quarterly, to set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Company's 1999 Annual Report to Stockholders' has further information relating to market risk. Except as disclosed below, the Company does not believe that its exposure to market risks has changed materially since December 31, 1999.

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

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company's 1999 Annual Report to Stockholders' has further information relating to interest rate risk. The Company believes that its exposure to interest rate risk has increased moderately since December 31, 1999.

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

                                  ACADIANA BANCSHARES, INC.



Date:  November 13, 2000          By: /s/ GERALD G. REAUX, JR.
                                      -----------------------------------
                                      Gerald G. Reaux, Jr., President and
                                      Chief Executive Officer



Date:  November 13, 2000          By: /s/ EMILE E. SOULIER, III
                                      -----------------------------------
                                      Emile E. Soulier, III, Vice-President
                                      and Chief Financial Officer