Form 10-K
period 2000-12-31
ACADIANA BANCSHARES INC /LA
filed 2001-03-30
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______to_____________

Commission File no: 1-14364

Acadiana Bancshares, Inc

(Exact name of registrant as specified in its charter)
Louisiana	72-1317124
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

200 West Congress Street Lafayette, Louisiana	70501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (337) 232-4631

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
Yes __X__  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

As of March 10, 2001, the aggregate market value of the 978,524 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 407,297 shares held by all directors and executive officers of the Registrant as a group, was approximately $18.4 million.  This figure was based on the closing sale price of $18.85 per share of the Registrant’s Common Stock on March 10, 2001.

Number of shares of Common Stock outstanding as of December 31, 2000: 1,402,321

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1)	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K.
(2)	Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of Registrant’s fiscal year end are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

          In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations.  The Company’s actual results could differ materially from those management expectations.  Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based.  Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.  The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1.  Business.

General

          Acadiana Bancshares, Inc., (the “Company”) is a Louisiana corporation organized in February 1996 by LBA Savings Bank (the “Bank”, or the “Savings Bank”) for the purpose of acquiring all of the capital stock of the Bank to be issued by the Bank in the conversion (the “Conversion”) of the Bank to stock form, which was completed on July 15, 1996.  The only significant assets of the Company are the capital stock of the Bank and its investment in Acadiana Holdings, L.L.C. (“Holdings”).  Holdings was formed in May 2000 for the purpose of acquiring a new facility for the Company’s headquarters and the Bank’s main office.  The facility was purchased in May 2000.  On March 3, 2001, and after completing certain renovations and improvements, the Bank, Holdings, and the Company moved to its new headquarters and main office location at 200 West Congress Street, Lafayette, Louisiana.  The Company’s common stock trades on the AMEX under the symbol “ANA”.  At December 31, 2000, the Company had total assets of $324.5 million, total deposits of $224.5 million, and stockholders’ equity of $28.8 million.

          The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”).  The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana (“OFI”), which is the Bank’s chartering authority and primary regulator.  The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), as the administrator of the SAIF, and to certain reserve requirements established by the FRB.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Dallas, which is one of twelve regional banks comprising the FHLB System.  The Bank is a Savings Association Insurance Fund (“SAIF”) -insured, Louisiana chartered, stock savings bank conducting business from its main office and three branch offices located in Lafayette, Louisiana, one branch office located in New Iberia, Louisiana and one loan production office in Eunice, Louisiana. The Company’s executive office was located at 101 West Vermilion Street, Lafayette, Louisiana, 70501, until March 3, 2001 when it moved to 200 West Congress Street, Lafayette, Louisiana, 70501; its telephone number is (337) 232-4631.

          Through its continuing operation of the Bank, the Company’s principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and commercial, retail, and other loans.  At December 31, 2000, the Company’s net loan portfolio totaled $264.8 million, or 81.6% of the Company’s total assets.  In addition to its lending activities, the Company also invests in investment securities.  The Company’s investment securities portfolio amounted to $35.9 million, or 11.1%, of the Company’s total assets at December 31, 2000.  At December 31, 2000, the Company had total deposits of $224.5 million, of which $59.3 million, or 26.4% consisted of core deposits which include savings deposits, money market deposits (“MMDA”), negotiable order of withdrawal (“NOW”) and non-interest-bearing accounts.  At that same date $165.2 million, or 73.6%, consisted of certificates of deposit, including $47.0 million of deposit accounts equal to or exceeding $100,000.  The Company does not accept broker deposits. Traditionally, the Company’s principal source of funds has come from deposits raised in the local market; however, FHLB borrowings provide the Company with an alternative source of funds.

          The Company’s borrowings include both short-term (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception).  The Company, like many other financial institutions, has experienced increasing difficulty in attracting net new deposits in amounts necessary to fully fund new loan demand.  The FHLB has provided an important funding source that, when used together with deposits, is expected to be an adequate source of funds to meet anticipated loan demand.  At December 31, 2000, borrowings, consisting primarily of advances from the FHLB, totaled $69.6 million, all of which was long-term.  Borrowings funded 21.5% of total assets at December 31, 2000.

          Stockholders’ equity provides a permanent source of funding to the Company, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments.  At December 31, 2000, stockholders’ equity totaled $28.8 million, or 8.9% of total assets at such date.  Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC.  At December 31, 2000, the Company and the Bank significantly exceeded all applicable regulatory capital ratio requirements.

Lending Activities

          Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At December 31,
	2000		1999		1998		1997		1996
		Percent		Percent	Percent			Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total	Balance	of Total	Balance	of Total
	(Dollars in Thousands)
Type of loan:
Mortgage Loans:
Single-family residential	$188,133	71.04%	$179,109	73.10%	$169,362	75.02%	$169,694	79.72%	$142,774	78.15%
Construction	3,912	1.48%	12,612	5.15%	12,588	5.58%	10,286	4.83%	10,581	5.79%
Multi-family residential	346	0.13%	425	0.17%	481	0.21%	546	0.26%	862	0.47%
Commercial real estate	28,851	10.90%	18,798	7.67%	16,887	7.48%	13,900	6.53%	14,744	8.07%
Equity lines of credit	4,227	1.60%	3,406	1.39%	2,040	0.90%	587	0.28%	132	0.07%
Total mortgage loans	225,469	85.15%	214,350	87.48%	201,358	89.19%	195,013	91.62%	169,093	92.55%
Commercial business loans	19,702	7.44%	18,144	7.41%	13,861	6.14%	9,821	4.61%	5,535	3.03%
Consumer loans	24,398	9.21%	21,803	8.90%	19,348	8.57%	15,768	7.41%	16,727	9.15%
Total loans	269,569	101.80%	254,297	103.79%	234,567	103.90%	220,602	103.64%	191,355	104.73%
Less:
Allowance for loan losses	(2,714)	-1.01%	(2,747)	-1.12%	(2,726)	-1.21%	(2,760)	-1.30%	(2,592)	-1.42%
Unearned discounts	1	0.00%	13	0.01%	57	0.03%	162	0.08%	331	0.18%
Net deferred loan fees	(198)	-0.07%	(235)	-0.10%	(357)	-0.16%	(535)	-0.25%	(471)	-0.26%
Unadvanced loan funds	(1,853)	-0.72%	(6,332)	-2.58%	(5,789)	-2.56%	(4,629)	-2.17%	(5,899)	-3.23%
Total loans, net	$264,805	100.00%	$244,996	100.00%	$225,752	100.00%	$212,840	100.00%	$182,724	100.00%

          The Company’s primary source of income is from loans. Loans receivable, net, grew $19.8 million, or 8.1%, during the year ended December 31, 2000.  Changes in types of loans during 2000 are as follows: single-family residential loans increased $9.0 million or 5.0%; construction loans decreased $8.7 million, or 69.0%; multi-family residential loans decreased $79,000, or 18.6%; commercial real estate loans grew $10.1 million, or 53.5%; equity lines of credit grew $821,000, or 24.1%; commercial business loans grew $1.6 million, or 8.6%; and consumer loans grew $2.6 million, or 11.9%.

          Contractual Maturities.  The following table sets forth the time to contractual maturity of the Company’s loan portfolio at December 31, 2000.

	Less than One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in Thousands)
Single-family residential	$5,967	$27,584	$154,582	$188,133
Construction	3,912	-	-	3,912
Multi-family residential	224	31	91	346
Commercial real estate	3,777	8,549	16,525	28,851
Equity lines of credit	4,227	-	-	4,227
Commercial business loans	9,015	6,437	4,250	19,702
Consumer loans	5,791	10,741	7,866	24,398
Total	$32,913	$53,342	$183,314	$269,569

          Contractual maturities of the Company’s loan portfolio do not reflect the expected timing of loan repayments.  The average life of the company’s loans is substantially less than contractual terms because of loan prepayments and due on sale clauses.  Prepayments occur when loan repayments are made before they are contractually due.  Prepayment amounts are expected to be higher when competing loan rates are lower than actual (contractual) loan rates.  Prepayment amounts are expected to be lower when competing loan rates are higher than actual loan rates.  A due-on-sale clause requires a loan to be paid in full upon sale of the underlying collateral.

          The following table sets forth the dollar amount at December 31, 2000 of all loans contractually maturing after December 31, 2001 by fixed and adjustable interest rates.

	Fixed Rates	Adjustable Rates
	(In thousands)
Single-family residential	$102,054	$80,112
Construction	-	-
Multi-family residential	-	122
Commercial real estate	14,927	10,147
Equity lines of credit	-	-
Commercial business loans	5,776	4,911
Consumer loans	16,941	1,666
	$139,698	$96,958

          Loan Origination and Sales Activity.  The table below sets forth the Company’s total loan origination and loan reduction experience during the periods indicated.  The Company historically has not made any loan purchases.

	Years Ended December 31,
	2000	1999	1998
	(Dollars in Thousands)
Loans receivable, net beginning of period	$244,996	$225,752	$212,840
Loan originations:
Single-family residential	27,624	37,154	41,007
Construction	8,227	14,704	15,306
Multi-family residential	-	-	-
Commercial real estate	-	5,803	-
Commercial business loans	24,706	22,395	31,624
Consumer loans	16,037	16,642	16,664
Total loan originations	76,594	96,698	104,601
Loan reductions:
Loan sales	(4,415)	(8,565)	(19,479)
Loan participation	-	(2,471)
Principal repayments	(56,783)	(73,417)	(65,964)
Other changes, net(1)	4,413	6,999	(6,246)
Total loan reductions	(56,785)	(77,454)	(91,689)
Loans receivable, net, end of period	$264,805	$244,996	$225,752

(1)Includes changes in net deferred loan fees, allowance for loan losses, and unadvanced loan funds.

          The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company’s Board of Directors and management.  Applications for real estate mortgage loans, construction loans and commercial real estate, commercial business loans and consumer loans must be reviewed and approved by appropriate Loan Officers, the Directors’ Loan Committee of the Company’s Board of Directors, and the full Board of Directors, depending on the amount of the request.  The Directors’ Loan Committee is comprised of five directors, one of which is the President and Chief Executive Officer, and two outside directors, one of which is designated as the chairman.

          Unsecured loans in amounts up to $50,000 and secured loans in amounts up to $100,000 may be approved by designated senior loan officers of the Company.  The Company’s Singly-Family Residential Lending Manager has the authority to approve conforming residential loans up to $275,000.  The Company’s Commercial Lending Manager has authority to approve secured commercial real estate and secured commercial business loans in amounts up to $150,000.  The Company’s Retail Lending Manager has authority to approve secured consumer loans in amounts up to $100,000.  The Company’s Executive Vice President and Chief Operating Officer has authority to approve secured loans up to $250,000.  The Company’s President and Chief Executive Officer has authority to approve secured loans in amounts up to $500,000.  Credit relationships over $500,000 to $1,000,000 require the approval of the Directors’ Loan Committee. Loans in excess of $1,000,000 must be reviewed and approved by the full Board of Directors of the Company.   All credit relationships with aggregate debt in excess of $1,000,000 require the approval of the Company’s Board of Directors.

          Applications for residential mortgage loans are taken by one of the Company’s mortgage lending officers, while the Company’s designated consumer lenders have primary responsibility for taking consumer loan applications, and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Company’s loan originators will take loan applications at any of the Company’s offices and, on occasion, outside of the Company’s offices at the customer’s convenience.  The process of underwriting loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized in the Company’s main office.  The Company’s commercial loan officers are responsible for overseeing the underwriting of commercial business and commercial real estate loans.  The Company generally requires that a property appraisal be obtained in connection with all new mortgage loans.  An independent appraiser approved by the Company’s Board of Directors generally performs property appraisals.  The Company requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

          Single-Family Residential Loans.  As of December 31, 2000, $188.1 million, or 71.0%, of the Company’s total loan portfolio consisted of single-family residential mortgage loans.  Substantially all of the Company’s single-family residential mortgage loans consist of conventional loans.  Conventional loans are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”).  The vast majority of the Company’s single-family residential mortgage loans are secured by properties located in Lafayette, Louisiana and the Louisiana parishes immediately contiguous to Lafayette Parish, and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Federal National Mortgage Association (“FNMA”).  The Company’s maximum loan-to-value (“LTV”) ratio is 80%, and is based on the lesser of sales price or appraised value for conventional residential mortgage loans held in the portfolio and also for those loans originated for sale in the secondary market.  Generally on loans with a LTV ratio over 80%, private mortgage insurance (“PMI”) is required on the amount of the loan in excess of 80% of value.  However, the Directors’ Loan Committee may approve loans with LTV ratios of up to 89.5% without PMI.

          The Company’s residential mortgage loans either have fixed rates of interest or interest rates which adjust periodically during the term of the loan.  Fixed-rate loans generally have contractual maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  The Company’s fixed-rate loans generally are originated under terms, conditions, and with documentation that permit them to be sold to U.S. Government-sponsored agencies, such as the FNMA and the FHLMC, and other investors in the secondary market for single-family residential mortgages.  At December 31, 2000, $106.5 million, or 56.6%, of the Company’s single-family residential mortgage loans were fixed-rate loans.  At December 31, 2000, the weighted average remaining term to maturity of the Company’s fixed-rate, single-family residential mortgage loans was approximately 20 years.  Substantially all of the Company’s fixed-rate, single family residential mortgage loans contain due-on-sale clauses, which permit the Company to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan.  The Company enforces such due-on-sale clauses.

          The adjustable-rate loans currently offered by the Company have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of one, three, five, seven or ten years in accordance with a designated index (the primary index utilized by the Company is the United States Treasury securities adjusted to a constant maturity of one year), plus a stipulated margin.  The Company’s adjustable-rate, single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate.  The Company’s adjustable-rate loan terms require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization.  From time-to-time, based on prevailing market conditions, the Company may offer adjustable-rate loans with “teaser” rates, i.e., initial rates below the fully indexed rate.  At December 31, 2000, the weighted average remaining term to maturity of the Company’s adjustable-rate, single-family residential mortgage loans was approximately 25 years.  At December 31, 2000, $81.6 million or 43.4%, of the Company’s single-family residential mortgage loans were adjustable-rate loans.

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

          Construction Loans.  Single-family construction loans are included in the Company’s residential loan portfolio.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to maturity of the loan, with a project, when completed, having a value that is insufficient to assure full repayment of the loan.  Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.  Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors.  In addition, during the term of the construction loan, an independent inspector periodically inspects the project.

          Substantially all of the Company’s construction loans have consisted of loans to construct single-family residences.  As of December 31, 2000, the Company’s construction loans amounted to $3.9 million, or 1.5% of the Company’s loan portfolio.  As of December 31, 2000, none of the Company’s construction loans was considered non-performing.

          The Company makes construction loans both to individuals and to builders.  Construction loans made to individuals for one-to four-family residences normally are construction/permanent loans which provide for the payment of interest only during the construction period, after which the loan converts to a permanent loan at fixed or adjustable interest rates with monthly amortization of principal and interest.  Construction loans to individuals for single-family residential properties generally have a maximum LTV ratio of  80% of the sales price, or appraised value of the property, whichever is less.  Higher ratios require PMI.  The Company originated $7.6 million of single-family construction loans to individuals during the year ended December 31, 2000.

          The Company’s policies permit loans to builders constructing single-family residential properties on a speculative basis; however, such policies generally limit a builder to two such loans.  Other builder loans are made to finance construction of residences, which have been pre-sold prior to loan closing.  Loans made to builders generally require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period.  Construction loans to builders made on a speculative basis are generally limited to 85% of the appraised value of the property.  During the year ended December 31, 2000, the Company originated $587,000 such loans to builders.

                    Commercial Real Estate Loans and Multi-Family Residential Loans.  Commercial real estate loans and multi-family residential loans are included in the Company’s commercial loan portfolio.  The Company evaluates various aspects of commercial real estate and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible.  In underwriting these loans, consideration is given to the stability of the property’s cash flow history, future operating projections, both current and projected occupancy, position in the market, location and physical condition.  In recent periods, the Company has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 150%.  The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable.  An appraisal report is prepared to substantiate values for every commercial real estate and multi-family loan transaction.  The Company commissions state-licensed or certified appraisers (generally Master Appraisal Institute (“MAI”) certified) for such appraisal data.  Prior to the approval of a loan, the Company reviews all appraisal reports.  On occasion, the Company also retains a second independent appraiser to review an appraisal report.  Although terms for multi-family residential and commercial real estate loans may vary, the Company’s underwriting standards generally provide for terms of up to ten years, with amortization of principal over the term of the loan and LTV ratios of not more than 75%.  Generally, the Company obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

          Commercial real estate and multi-family residential lending entail different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business.  These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space.  The Company attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

          At December 31, 2000, the Company had $28.9 million in outstanding loans secured by commercial real estate.  Securing such commercial real estate loans are office and other commercial buildings, retail and manufacturing properties and church properties.  Commercial real estate loans comprised 10.9% of the Company’s total loan portfolio at December 31, 2000.  None of the Company’s commercial and other real estate loans were non-performing loans at such date.

          The Company’s commercial real estate loans either have fixed rates of interest or interest rates that adjust periodically during the term of the loan.  Such loans generally have  maturities ranging from 5 to 10 years; such loans generally have monthly loan payments based on 10-year amortization, together with a final maturity balloon payment, sufficient to repay the total amount of the loan with interest by the end of the loan term.  At December 31, 2000, $15.8 million, or 54.7%, of the Company’s commercial real state loans were fixed-rate loans.  The weighted average remaining term to maturity of the Company’s fixed-rate commercial real estate loans was 5 years.  The Company’s adjustable-rate commercial real estate loans generally are one-year adjustable rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin.  Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing.  At December 31, 2000, $13.1 million, or 45.3%, of the Company’s commercial real estate loans were adjustable-rate loans.  The weighted average remaining term to maturity of the Company’s adjustable-rate commercial real estate loans was 8 years.

          At December 31, 2000, the Company had $346,000 of multi-family residential real estate loans.  None of the Company’s multi-family residential real estate loans were non-performing at December 31, 2000.  The Company has not originated any new multi-family residential loans during the past three years, and does not anticipate becoming an active originator of multi-family residential loans.

          Commercial Business Loans.  Commercial business loans are included in the Company’s commercial loan portfolio.  Commercial business lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business.  These risks can also be significantly affected by supply and demand conditions in the local market for a business’s products and services.  The Company attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering businesses with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.   The Company concentrates its commercial business lending activities among small- to mid-size businesses in Lafayette, Louisiana and contiguous parishes, in a manner consistent with its current underwriting standards.  Originations of commercial business loans by the Company amounted to $24.7 million during the year ended December 31, 2000, compared to $22.4 million, and $31.6 million in the years ended December 31, 1999 and 1998, respectively.  Prior to 1996, the Company had not been an active originator of commercial business loans.  At December 31, 2000, the Company’s commercial business loans amounted to $19.7 million, or 7.4% of the Company’s total loan portfolio.  Non-performing commercial business loans amounted to $148,000 at December 31, 2000.

          The Company’s commercial business loans either have fixed rates of interest or interest rates that adjust periodically during the term of the loan.  Such loans generally have maturities ranging up to 5 years; such loans generally have monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  At December 31, 2000, $7.6 million, or 38.3%, of the Company’s commercial business loans were fixed-rate loans.  The weighted average remaining term to maturity of the Company’s fixed-rate commercial business loans was 2 years.  At December 31, 2000, $12.1 million, or 61.7%, of the Company’s commercial business loans were adjustable-rate loans.  The weighted average remaining term to maturity of the Company’s adjustable-rate commercial business loans was 3 years. The Company’s adjustable-rate commercial business loans are generally indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin.  Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing.

          Consumer Loans and Equity Lines of Credit.  Consumer loans and equity lines of credit are included in the Company’s consumer loan portfolio. The Company offers consumer  loans and home equity lines of credit in order to provide a full range of retail financial services to its customers.  Consumer loans generally involve more credit risk than single-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer-lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.  In many cases, any repossessed collateral for a defaulted consumer finance loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.

          The Company originates substantially all consumer loans and home equity lines of credit in its primary market area.  Origination of consumer loans and home equity lines of credit by the Company amounted to $16.0 million during the year ended December 31, 2000 compared to $16.6 million and $16.7 million during the years ended December 31, 1999 and 1998, respectively.  At December 31, 2000, $24.4 million, or 9.2% of the Company’s loan portfolio was comprised of consumer loans, and additionally, $4.2 million, or 1.6%, of the Company’s loan portfolio was comprised of home equity lines of credit.  The rates on the Company’s home equity lines of credit loans are generally indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin.  As of December 31, 2000, $22,000 of the Company’s total consumer loans and none of its home equity line of credit loans were considered non-performing.

          Loans-to-One Borrower Limitations.  The Louisiana Savings Bank Act of 1990 (the “LSBA”) imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower.  Under the LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of a savings bank’s total net worth.  In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank’s net worth if the loans are 100% secured by readily marketable collateral.  A savings bank’s net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through (iv).  Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market.  At December 31, 2000, the Company’s limit on loans-to-one borrower under LSBA was approximately $4.2 million.  At December 31, 2000, the Company’s five largest loans or groups of loans-to-one borrower ranged from $2.0 million to $2.6 million and all such loans were performing in accordance with their terms.

Asset Quality

          General.  As part of the Company’s efforts to improve its asset quality, it has developed and implemented an asset classification system.  All of the Company’s assets are subject to review under the classification system.  All assets of the Company are periodically reviewed; and the Audit Committee of the Board of Directors reviews the classifications on at least a quarterly basis.

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

          Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned and are recorded at the lower of fair value minus estimated costs to sell the property, or the balance of the loan on the property at the date of acquisition.  After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

          Under GAAP, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions.  Debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Company had $404,000 of loans deemed troubled debt restructurings as of December 31, 2000.  The interest income that would have been recognized if those loans had been current with their original terms was approximately $102,000 for the year ended December 31, 2000.  Interest income for such loans totaling $53,000 was included in income for the year ended December 31, 2000.

          Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of each category of the Company’s loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts, which are past due.

	At December 31, 2000
	30-59 Days		60-89 Days
		Percent of		Percent of
	Amount	Loan Category	Amount	Loan Category
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$268	0.14%	$44	0.02%
Construction	-	-	-	-
Multi-family residential	-	-	-	-
Commercial real estate	-	-	-	-
Equity lines of credit	-	-	-	-
Commercial business loans	249	1.26	-	-
Consumer loans	50	0.20	12	0.05
Total	$567	0.21%	$56	0.02%

          Non-Performing Assets and Troubled Debt Restructurings.  The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans, other real estate owned, and non-performing investments in real estate at the dates indicated.

	At December 31,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Accruing loans 90 days or more past due:
Single-family residential	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Equity lines of credit	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total accruing loans	-	-	-	-	-
Non-accrual loans:
Single-family residential	41	33	140	285	632
Construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	145
Equity lines of credit	-	18	-	-	-
Commercial business loans	148	-	-	-	-
Consumer loans	22	49	50	129	96
Total non-accrual loans	211	100	190	414	873
Total non-performing loans	211	100	190	414	873
Other real estate owned, and repossessed assets	11	-	7	204	75
Total non-performing assets	$222	$100	$197	$618	$948
Performing troubled debt restructurings	$404	$453	$490	$515	$536
Total non-performing assets and troubled debt restructurings	$626	$553	$687	$1,133	$1,484
Non-performing assets to total loans	0.08%	0.04%	0.08%	0.29%	0.52%
Non-performing assets to total assets	0.07	0.03	0.07	0.22	0.36
Non-performing loans to total loans	0.08	0.04	0.08	0.19	0.48
Non-performing loans to total assets	0.07	0.03	0.07	0.15	0.33
Total non-performing assets and troubled debt restructurings to total assets	0.19	0.18	0.24	0.41	0.56

          Other Classified Assets.  Federal regulations require that the Company classify its assets on a regular basis.  In addition, concerning examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them in their reports of examination.  There are three classifications for problem assets:  “substandard”, “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

          At December 31, 2000, the Company had $1.3 million of assets classified substandard and no assets classified as doubtful or loss.  At such date, the aggregate of the Company’s classified assets amounted to 0.4% of total assets.

          Potential Problem Loans.  As of December 31, 2000, the Company had not identified any additional potential problem loans that are not already described above in sections titled delinquent loans, non-performing assets and troubled debt restructurings, and other classified assets.

          Allowance for Loan Losses.  The Company’s policy is to establish reserves for estimated losses on loans when it determines that losses are expected to be incurred on such loans.  The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio.  Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, and composition of the portfolio, and other relevant factors.  Provisions for loan losses, which are charged against income, increase the allowance.  As shown in the table below, at December 31, 2000, the Company’s allowance for loan losses amounted to 441.30% and 1.01% of the Company’s total non-performing loans and troubled debt restructurings, and gross loans, respectively.

          Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the Office of Thrift Supervision (“OTS”) and the Federal Reserve Board, issued the Policy Statement regarding an institution’s allowance for loan and lease losses.  The Company’s policy for establishing its estimated allowance for loan and lease losses is not inconsistent with the Policy Statement.  The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies’ examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance.  The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution’s loan portfolio.  Specifically, the Policy Statement also sets forth quantitative measures which examiners may use to determine the reasonableness of an allowance; (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date.  While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a “floor” or “ceiling.”

          The following table describes the activity related to the Company’s allowance for possible loan losses for the periods indicated.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Balance, beginning of period	$2,747	$2,726	$2,760	$2,592	$2,329
Provision for loan losses	(83)	-	90	180	355
Charge-offs:
Single-family residential	-	(4)	(40)	(14)	-
Construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	(67)
Equity lines of credit	(8)	-	-	-	-
Commercial business loans	-	(25)	(169)	-	-
Consumer loans	(162)	(156)	(104)	(221)	(210)
Total charge-offs	(170)	(185)	(313)	(235)	(277)
Recoveries:
Single-family residential	55	40	36	76	87
Construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	56	10
Equity lines of credit	-	-	-	-	-
Commercial business loans	37	47	22	-	-
Consumer loans	128	119	131	91	88
Total recoveries	220	206	189	223	185
Net (charge-offs) / recoveries	50	21	(124)	(12)	(92)
Balance, end of period	$2,714	$2,747	$2,726	$2,760	$2,592
Allowance for loan losses to total non-performing loans and troubled debt restructurings at end of period	441.30%	496.75%	396.80%	297.09%	183.96%
Allowance for loan losses to total loans at end of period	1.01%	1.08%	1.16%	1.25%	1.35%
Net (charge-offs) / recoveries to Average loans outstanding	0.02%	0.01%	-0.06%	-0.01%	-0.05%

          The following table presents an allocation of the allowance for loan losses to categories of loans indicated, and the percentage that each category of loans bears to the total loans.  Management uses this allocation to assist in its evaluation of the Company’s loan portfolio.  It should be noted that allocations are no more than estimates and are subject to revisions as conditions change.  Based upon historical loss experience and the Company’s assessment of its loan portfolio, all of the Company’s allowances for losses on loans have been allocated to the categories indicated. Allocations of these loans are based primarily on the creditworthiness of each borrower.  In addition, general allocations are also made to each category based upon, among other things, the current impact of economic conditions on the loan portfolio taken as a whole.  Losses on loans made to consumers are reasonably predictable based on prior loss experience and a review of current economic conditions.

	At December 31,
	2000		1999		1998		1997		1996
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$1,119	69.79%	$992	70.43%	$1,591	72.20%	$1,739	76.92%	$1,565	74.61%
Construction	31	1.45%	74	4.96%	80	5.37%	64	4.66%	58	5.53%
Multi-family residential	3	0.13%	3	0.17%	3	0.20%	5	0.25%	7	0.45%
Commercial real estate	409	10.70%	505	7.39%	397	7.20%	350	6.30%	460	7.71%
Equity lines of credit	87	1.57%	81	1.34%	31	0.87%	9	0.27%	2	0.07%
Total mortgage loans	1,649	83.64%	1,655	84.29%	2,102	85.84%	2,167	88.40%	2,092	88.37%
Commercial business loans	791	7.31%	737	7.14%	346	5.91%	274	4.45%	163	2.89%
Consumer loans	274	9.05%	355	8.57%	278	8.25%	319	7.15%	337	8.74%
Total non-mortgage loans	1,065	16.36%	1,092	15.71%	624	14.16%	593	11.60%	500	11.63%
Total allowance for loans	$2,714	100.00%	$2,747	100.00%	$2,726	100.00%	$2,760	100.00%	$2,592	100.00%

          Management of the Company presently believes that its allowance for loan losses is adequate to cover any potential losses in the Company’s loan portfolio.  However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Investment Securities

          General.  Interest and dividend income from investments in debt and equity securities generally provides the second largest source of income to the Company after interest on loans.  The Company invests in U.S. Government and agency obligations, obligations of the FHLB, and debt of U.S. government agencies such as the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), and government-sponsored enterprises such as the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) representing mortgage-backed securities.  The Company also invests in certain highly rated privately issued commercial paper and mortgage-backed securities.   Additionally, the Company holds certain equity securities in its trading and available for sale portfolios.  Finally, as a condition to its membership in the FHLB, the Company invests in FHLB stock.  All of the Company’s investments are in domestic securities.  The Company’s objective is to use such investments to reduce interest rate risk, provide liquidity and enhance yields on assets. The average yield on investment securities, including FHLB stock, was 7.12%, 6.51%, and 6.67% for the years ended December 31, 2000, 1999, and 1998, respectively.

          Mortgage-backed securities provide a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default that arises in holding a portfolio of loans to maturity.  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages.  The servicers, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) pool and repackage the participation interests in the form of securities, to investors such as the Company.  Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.  Privately issued mortgage-backed securities are not guaranteed by government agencies but normally carry other credit enhancement; Standard and Poor’s or Fitch generally rates privately issued mortgage-backed securities.

          The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLB’s and federally insured savings institutions.  The FHLMC issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  The FNMA guarantees the timely payment of principal and interest on FNMA securities.  FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.  The GNMA is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs.  GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.

          Typically, pooling a group of similar mortgages creates mortgage-backed securities.  Most mortgage-backed securities are issued with a stated minimum principal amount, and a stated interest rate and represent a pro rata share in the principal and interest cash flows to be received as the underlying mortgages are repaid by the mortgagors. The interest and principal payments representing cash flows from the underlying pool of mortgages (i.e., fixed rate or adjustable rate) are passed on to the certificate holder, as is prepayment risk.  The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.  The Company’s mortgage-backed securities portfolio includes investments in mortgage-backed securities backed by fixed rate mortgages and adjustable rate mortgages ("ARMs"), collateralized by single-family real estate mortgages.

          The Company’s mortgage-backed securities include interests in collateralized mortgage obligations (“CMOs”).  CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities, which are insured or guaranteed by the FNMA, the FHLMC or the GNMA.  In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.  The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms.  Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer’s cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses.  These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO.  Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment.  Moreover, cash flows from residual interests are very sensitive to prepayments and thus contain a high degree of interest rate risk.  As a matter of policy, the Company does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

          During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities.  During periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages are more than the prevailing interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment of the underlying mortgages and the related securities.  Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company’s mortgage-related securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

          Trading Securities.  As of December 31, 2000, the Company’s trading securities amounted to $162,000.  Trading securities are carried at fair value, using quoted market prices.  Changes in fair value are recorded in earnings.  The Company has no intention to increase its trading securities portfolio significantly.

          Securities Available for Sale.  The Company’s securities available for sale amounted to $24.2 million, $26.1 million, and $26.4 million, respectively, at December 31, 2000, 1999 and 1998.

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasuries	$495	$9	$-	$504
U.S. Government Agencies:
Bonds	10,000	26	(22)	10,004
Mortgage-backed securities	8,815	124	(47)	8,892
Other mortgage-backed securities	4,994	-	(219)	4,775
Total debt securities	$24,304	$159	$(288)	$24,175
Equity securities	5	50	-	55
Total Securities Available for Sale	$24,309	$209	$(288)	$24,230

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasuries	$493	$-	$(5)	$488
U.S. Government Agencies:
Bonds	10,000	-	(233)	9,767
Mortgage-backed securities	11,120	99	(389)	10,830
Other mortgage-backed securities	4,994	-	(44)	4,950
Total debt securities	$26,607	$99	$(671)	$26,035
Equity securities	5	20	-	25
Total Securities Available for Sale	$26,612	$119	$(671)	$26,060

	December 31, 1998
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasuries	$500	$11	$-	$511
U.S. Government Agencies:
Bonds	8,449	14	(1)	8,462
Mortgage-backed securities	11,067	345	(3)	11,409
Commercial Paper	5,992			5,992
Total debt securities	$26,008	$370	$(4)	$26,374
Equity securities	5	25	-	30
Total Securities Available for Sale	$26,013	$395	$(4)	$26,404

          Securities classified as available for sale are carried at fair value.  Unrealized gains and losses on such securities are recognized as direct increases or decreases in equity, net of applicable income taxes.  At December 31, 2000, the Company had net unrealized losses of $51,000, net of deferred taxes, with respect to its securities available-for-sale.

          During the years ended December 31, 2000, 1999, and 1998, proceeds from calls and maturities of securities available for sale were approximately $0, $19.9 million, and $39.9 million, respectively, resulting in no realized gain or loss.  Below is a table of the Company’s available for sale debt securities showing the weighted average yield for various ranges of maturities at December 31, 2000:

	Due in One Year or Less		Due After One Year Through Five Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(In Thousands)
Debt Securities Available for Sale:
U.S. Treasuries	$-		$504	6.01%
U.S. Government Agencies:
Bonds	-		10,004	6.54%
Mortgage-backed securities	1,011	6.01%	3,734	8.54%
Other mortgage-backed securities	-		-
Total	1,011	6.01%	14,242	7.03%

	Due After Five Years Through Ten Years		Due After Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(In Thousands)
Debt Securities Available for Sale:
U.S. Treasuries	$-		$-
U.S. Government Agencies:
Bonds	-		-
Mortgage-backed securities	4,147	6.55%
Other mortgage-backed securities	-		4,775	6.55%
Total	4,147	6.55%	4,775	6.55%

          U.S. Government Agency Bonds are distributed without regard to certain call features.  All of the Company’s $10.0 million of Bonds are callable at par.  Mortgage-backed securities are distributed based upon expected repayment schedules at currently projected speeds.  Accordingly, actual maturities may differ from contractual and projected maturities.

          Securities Held to Maturity. The Company’s securities held to maturity amounted to $11.7 million, $11.9 million, and $12.4 million, respectively, at December 31, 2000, 1999 and 1998. The following table sets forth certain information regarding the Company’s securities held to maturity at the dates indicated.

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Held to Maturity:
U.S. Government Agencies:
Mortgage-backed securities	$11,682	$191	$(59)	$11,814
Total Securities Held to Maturity	$11,682	$191	$(59)	$11,814

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Held to Maturity:
U.S. Government Agencies:
Mortgage-backed securities	$11,921	$55	$(18)	$11,958
Total Securities Held to Maturity	$11,921	$55	$(18)	$11,958

	December 31, 1998
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Held to Maturity:
U.S. Government Agencies:
Mortgage-backed securities	$12,360	$350	$(16)	$12,694
Total Securities Held to Maturity	$12,360	$350	$(16)	$12,694

          Securities classified as held to maturity are carried at amortized cost, or original cost adjusted for the amortization of premiums and the accretion of discounts using a method that approximates the interest method.  Unrealized gains and losses on such securities are not recognized on the books of the Company, and are not included in income or equity.    Below is a table of the Company’s held to maturity debt securities showing the weighted average yield for various ranges of maturities at December 31, 2000:

	Due in One Year or Less		Due After One Year Through Five Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(In Thousands)
Debt Securities Held to Maturity:
U.S. Government Agencies:
Mortgage-backed securities	$5,657	7.11%	1,025	6.87%
Total	$5,657	7.11%	$ 1,025	6.87%

	Due After Five Years Through Ten Years		Due After Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(In Thousands)
Debt Securities Held to Maturity:
U.S. Government Agencies:
Mortgage-backed securities	$-		$ 5,000	7.06%
Total	$-	0.00%	$ 5,000	7.06%

          Mortgage-backed securities are distributed based upon expected repayment schedules at currently projected speeds.  Actual maturities may differ from projections.

          Federal Home Loan Bank Stock.  In addition, as a member of the FHLB of Dallas, the Bank is required to maintain a minimum investment in stock of the FHLB of Dallas calculated as a percentage of outstanding home mortgage related assets.  Additional investment is required that is calculated as a percentage of total FHLB advances.  As of December 31, 2000, the Bank’s investment in stock of the FHLB of Dallas amounted to $4.1 million.  Both cash and stock dividends may be received on FHLB stock.  During the year ended December 31, 2000, the Bank received $311,000 in dividends on its FHLB stock.  No ready market exists for such stock, which is carried at par value.

Sources of Funds

          General.  The Company’s principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company’s branch offices and advances from the FHLB of Dallas.  The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-related securities and from maturing investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

          Deposits.  The Company’s current deposit products include savings accounts, money market accounts, checking accounts, certificates of deposit ranging in terms from 90 days to five years and noninterest-bearing personal and business checking accounts.  The Company’s deposit products also include Individual Retirement Accounts (“IRA”) certificates and Keogh accounts.

          The Company’s deposits are obtained primarily from residents in its primary market area.  The Company attracts local deposit accounts by offering a variety of accounts, competitive interest rates and convenient branch office locations and service hours.  The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings.  However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits.  The Company operates four automated teller machines (“ATMs”) and participates in regional ATM networks known as CIRRUS® and PULSE®.

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

          All of the Company’s deposits are held in domestic bank offices. The following table sets forth information relating to the Company’s deposit flows during the periods shown and total deposits at the end of the periods shown.

	At or for the year ended December 31,
	2000	1999	1998
	(In Thousands)
Total deposits, beginning of period	$213,212	$201,654	$195,043
Net increase (decrease) before interest credited	3,468	4,771	209
Interest credited	7,851	6,787	6,402
Total deposits, end of period	$224,531	$213,212	$201,654

          The average rate paid on interest bearing demand deposits was 3.95%, 3.44%, and 3.17% for the years ended December 31, 2000, 1999, and 1998, respectively.  The average rate paid on savings deposits was 2.00%, 1.74%, and 2.10% for the years ended December 31, 2000, 1999, and 1998, respectively. The average rate paid certificate of deposit accounts was 5.82%, 5.49%, and 5.70% for the years ended December 31, 2000, 1999, and 1998, respectively.

          As of December 31, 2000, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was approximately $47.0 million.  The following table presents the maturity of these time certificates of deposit at such dates.

Three Months and Less	Over Three Months Through Six Months	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years Through Five Years	Over Five Years	Total
(In Thousands)
$7,184	$13,747	$18,041	$5,205	$2,326	$464	$-	$46,967

          Borrowings.  The Company may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans, and investment securities (including mortgage-backed securities) provided certain standards related to creditworthiness have been met.  Such advances are made pursuant to several credit programs, each of which has appropriate interest rates and ranges of maturities.

          Short-term borrowings.  Short-term borrowings consist of sales of securities under repurchase agreements and from time to time, advances from the FHLB Dallas.  At December 31, 2000, securities sold under agreements to repurchase were $128,000, and the weighted average interest rate thereon was 4.57%.  These short-term borrowings represent transactions with customers, which activity the Company began in December 2000.  There were no other short-term borrowings at December 31, 2000.  Other short-term borrowings from time to time during the periods described below, were obtained from the FHLB Dallas to meet the cash flow needs of the Company.

          Average short-term borrowings for the year ended December 31, 2000 were $4.4 million, with the highest level during the year at $15.0 million; the average rate for the year was 6.23%.  Average short-term borrowings for the year ended December 31, 1999 were $8.5 million, with the highest level during the year at $22.0 million; the average rate for the year was 5.30%.  Average short-term borrowings for the year ended December 31, 1998 were $389,000, with the highest level during the year at $7.5 million; the average rate for the year was 4.96%.

Subsidiaries

          The Bank is a wholly owned subsidiary of the Company. The Bank currently has no subsidiaries.  Holdings is also a wholly owned subsidiary of the Company.  Holdings currently has no subsidiaries.  The Company has no other subsidiaries; however, the Company owns a 40 percent interest in Cadence Holdings, LLC (“Cadence”), an affiliate in the financial services industry, which is accounted for under the equity method.  The Company’s share of Cadence’s net loss for the year ended December 31, 2000 was $19,000.  The Company is a guarantor in the amount of $500,000 for a $1.0 million bank line of credit to Cadence dated in August 2000.

Legal Proceedings

          The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

Competition

          The Company faces strong competition in both attracting deposits and making loans.  Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions, which have greater financial and marketing resources available to them.  In addition, the Company faces additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Company to attract and retain savings deposits depends upon the convenient locations of its branch office network and on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

          The Company experiences strong competition for real estate loans, commercial business loans and consumer loans, principally from other savings institutions, commercial banks and mortgage banking companies.  The Company competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network.  Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

          The Bank had 84 full-time employees and 10 part-time employees as of December 31, 2000.  The Company had 2 full-time employees who were not officers or employees of the Bank.  None of these employees is represented by a collective bargaining agreement.  The Bank believes that it enjoys excellent relations with its personnel.  The officers of the Company are officers of the Bank.

Regulation

          Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

          The Company.  The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BCHA”).  The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board.  The Company is required to file annually a report of its operations with, and will be subject to examination by, the Federal Reserve Board.

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

          Limitation on Transactions with Affiliates.  Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity, which controls, is controlled by or is under common control with the savings institution.  In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies, which are controlled by such parent holding company, are affiliates of the savings institution.  Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.  In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

          In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institutions.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

          Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA.  The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital.  Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles.  Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans.  Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

          In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%.  Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital.  The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth.  Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.  At December 31, 1998, the Company believes it complies with the above-described Federal Reserve Board regulatory capital requirements.

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

          Federal Securities Laws.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

          The Bank.  The Bank is subject to extensive regulation and examination by the OFI and by the FDIC and is subject to certain requirements established by the Federal Reserve Board.  The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature, amount of and collateral for certain loans.  There are periodic examinations by the OFI and the FDIC to test the Bank’s compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulation whether by the OFI, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

          FDIC Insurance Premiums.  The deposits of the Bank are currently insured by the SAIF.  During the year ended December 31, 2000, the Bank paid $44,000 in SAIF deposit insurance premiums.

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

          The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more.  Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System.  Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

          The FDIC also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard for a savings bank requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%.  In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.  The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard.  The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses.  Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  At December 31, 2000, the Bank met each of its capital requirements.

          In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank.  Under the final rule, the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a capital adequacy of a bank.  In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank’s net economic value to changes in interest rates.  Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy.  The FDIC intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

          Activities and Investments of Insured State-Chartered Banks.  The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.  In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.  Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

          Louisiana Savings Bank Law.   As a Louisiana chartered savings bank, the Bank is subject to regulation and supervision by the OFI under LSBA.  The LSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors, officers and members as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs.  In addition, the OFI is given extensive rulemaking power and administrative discretion under the LSBA including authority to enact and promulgate rules and regulations governing the conversion of Louisiana chartered savings banks, which convert from the mutual to the stock form.

          The Bank is required under the LSBA to comply with certain capital requirements established by the OFI.  In addition, the LSBA prohibits the Bank from declaring dividends unless the Bank has a surplus equal to 20% of the outstanding common stock of the Bank both before and after the dividend is paid.  The LSBA also restricts the amount the Bank can lend to one borrower to an amount, which may not exceed 15% of the Bank’s total net worth.  The Bank may lend an amount equal to an additional 10% of the Bank’s total net worth to one borrower if the loans are secured 100% by readily marketable collateral.

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

Federal and State Taxation

          General.  The Company, the Bank and Holdings are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code, which apply to thrift and other types of financial institutions.  The Company and its subsidiaries file a consolidated federal income tax return.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the company and the Bank.

          Method of Accounting.  The Company, the Bank, and Holdings maintain their books and records for federal income tax purposes using the accrual method of accounting.  The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

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

          Under the experience method, the deductible annual addition to the institution’s bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the  Bank’s “base year,” which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

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

          Distributions.  If the Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income.  A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution.”  A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution’s current and post-1951 accumulated earnings and profits.  The amount of additional taxable income created by a non-qualified distribution is an amount, that when reduced by the tax attributable to it, is equal to the amount of the distribution.

          Minimum Tax.  The Code imposes an alternative minimum tax at a rate of 20%.  The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”) and is payable to the extent such AMTI is in excess of an exemption amount.  The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method.  Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

          Net Operating Loss Carryovers.  A financial institution may carry back net operating losses (“NOLs”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after 1997.  At December 31, 1999, the Bank had no NOL carryforwards for federal income tax purposes.

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

          The Bank’s federal income tax returns for the tax years ended 1996, 1997, 1998 and 1999 are open under the statute of limitations and are subject to review by the IRS.

          State Taxation.  The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, and it is subject to franchise tax.  In addition, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock.  The formula for deriving the assessed value is to calculate 15% of the sum of  (a) 20% of the company’s capitalized earnings, plus (b) 80% of the company’s taxable stockholders equity, and to subtract from that figure 50% of the company’s real and personal property assessment.  Various items are also subtracted in calculating a company’s capitalized earnings.  The Louisiana Shares Tax and franchise tax are included is included in non-interest expense.

Item 2.  Properties.

Offices and Properties

          At December 31, 2000, the Bank conducted business from its main office and four branch offices, three of which are located in Lafayette, Louisiana and one located in New Iberia, Louisiana.  The Bank also conducted business from its one loan production office in Eunice, Louisiana.

          The following table sets forth certain information relating to the Company’s offices at December 31, 2000.

	Owned or Leased	Net Book Value of Premises and Equipment at December 31, 2000	Deposits at December 31, 2000
	(In Thousands)
Main Offices
200 West Congress Lafayette, Louisiana 70501	Owned	$3,200	$-
101 West Vermilion Street Lafayette, Louisiana 70501	Leased	$524	84,645
Branch Offices:
Northside Office 2601 Moss Street Lafayette, Louisiana 70501	Owned	457	43,184
Southside Office 3701 Johnston Street Lafayette, Louisiana 70503	Owned	151	46,781
Broadmoor Office 5301 Johnston Street Lafayette, Louisiana 70503	Owned	207	38,533
New Iberia Office 230 West Main Street New Iberia, Louisiana 70560	Owned	472	11,388
Loan Production Offices:
Eunice Loan Production Office 136 South Third Street Eunice, Louisiana 70535	Leased	8	-
		$5,019	$224,531

In December of 2000, the Company sold its former headquarters and Bank’s main office building located at 101 West Vermilion Street, Lafayette, Louisiana, and leased back those facilities through March 31, 2001.  On March 3, 2001, the Company moved its headquarters and the Bank’s main office from 101 West Vermilion Street, Lafayette, Louisiana to 200 West Congress Street, Lafayette, Louisiana.  Holdings conducts its business from the Company headquarters.

Item 3.  Legal Proceedings.

          The Company and the Bank are not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

          The information required herein, to the extent applicable, is incorporated by reference from page 50 of the Registrant’s 2000 Annual Report to Stockholders (“Annual Report”).

Item 6.  Selected Financial Data.

          The Information required herein is incorporated by reference from page 6 of the Registrant’s 2000 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The Information required herein is incorporated by reference from pages 7 through 19 of the Registrant’s 2000 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          The information required herein is incorporated by reference from pages 15 through 18 of the registrant’s 2000 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

          The information required herein is incorporated by reference from pages 21 through 47 of the Registrant’s 2000 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

          Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

          The information required herein is incorporated by reference from pages 2 through 3, 5 and 10 of the Registrant’s definitive proxy statement for the 2000 Annual Meeting of Stockholders (“Proxy Statement”).

Item 11.  Executive Compensation.

          The information required herein is incorporated by reference from pages 8 through 12 of the Registrant’s Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required herein is incorporated by reference from pages 6 through 7 of the Registrant’s Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

          The information required herein is incorporated by reference from page 10 of the Registrant’s Proxy Statement.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Documents Filed as Part of this Report.

(1)      The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Income for the Fiscal Periods Ended December 31,
           2000, 1999 and 1998
Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Periods
          ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Fiscal Periods Ended December 31,
           2000, 1999 and 1998
Notes to consolidated Financial Statements

(2)      All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)      The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

EXHIBIT INDEX

3.1*	Articles of Incorporation of Acadiana Bancshares, Inc.
3.2*	Bylaws of Acadiana Bancshares, Inc.
4.0*	Form of Stock Certificate of Acadiana Bancshares, Inc.
10.1**	Stock Option Plan
10.2**	1996 Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3***	Employment Agreement between LBA Savings Bank and Gerald G. Reaux, Jr.
10.4*	Form of Severance Agreement between Acadiana Bancshares, Inc., LBA Savings Bank and Lawrence Gankendorff, James J. Montelaro, Gregory King, Mary Anne Bertrand, Wayne Bares, Emile E. Soulier, III and Thomas F. Debaillon.
10.5****	Form of Amendment No. 1 to Severance Agreements
13.0	2000 Annual Report to Stockholders
22.0	Subsidiaries of the Registrant – Reference is made to “Item 2. “Business” for the required information
23.1	Consent of Castaing, Hussey & Lolan LLC

(*)	Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.
(**)	Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996 filed by the Registrant with the SEC (Commission File No. 1-14364).
(***)	Incorporated herein by reference to the Annual Report on Form 10-K (File No. 1-14364) filed by the Registrant with the SEC on March 31, 1997.
(****)	Incorporated herein by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 29, 2000.

(b)	Reports on Form 8-K
not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACADIANA BANCSHARES, INC.
March 28, 2001	By: /s/ Gerald G. Reaux, Jr. Gerald G. Reaux, Jr. President and Chief Executive Officer and Director

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gerald G. Reaux, Jr. Gerald G Reaux, Jr.	President, Chief Executive Officer and Director	March 28, 2001
/s/ Lawrence E. Gankendorff Lawrence E. Gankendorff	Chairman of the Board	March 28, 2001
/s/ Albert W. Beacham Albert W. Beacham, M.D.	Director	March 28, 2001
/s/ James J. Montelaro James J. Montelaro	Executive Vice President and Director	March 28, 2001
/s/ John H. DeJean John H. DeJean	Director	March 28, 2001
/s/ Thomas S. Ortego Thomas S. Ortego	Director	March 28, 2001
/s/ William H. Mouton William H. Mouton	Director	March 28, 2001
/s/ Donald J. O’Rourke, Sr. Donald J. O’Rourke, Sr.	Director	March 28, 2001
/s/ Kaliste J. Saloom, Jr. Kaliste J. Saloom, Jr.	Director	March 28, 2001
/s/ Emile E. Soulier, III. Emile E. Soulier, III	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2001