Form 10-Q
period 2001-03-31
ACADIANA BANCSHARES INC /LA
filed 2001-05-15
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                        _____________________________

                                  FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to____________

                        Commission file number 1-14364

                           Acadiana Bancshares, Inc.
______________________________________________________________________________
              (Exact Name of Registrant as Specified in Its Charter)

          Louisiana                                      72-1317124
________________________________________        ____________________________
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


       200 West Congress Street
         Lafayette, Louisiana                              70501
________________________________________        ____________________________
(Address of Principal Executive Offices)                 (Zip Code)

                               (337) 232-4631
           ____________________________________________________
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2001, 1,183,721 shares of the Registrant's common stock were issued and outstanding. Of that total, 204,607 shares were held by the Registrant's Employee Stock Ownership Plan, of which 112,167 were not committed to be released.


                          ACADIANA BANCSHARES, INC.

                             TABLE OF CONTENTS


                                                                         Page
                                                                         ----
Part I.       Financial Information
-------       ---------------------

Item 1.       Financial Statements	(Unaudited)

              Consolidated Balance Sheets
              (As of March 31, 2001 and December 31, 2000)                 3

              Consolidated Income Statements (For the three months
              ended March 31, 2001 and 2000)                               4

              Consolidated Statements of Stockholders' Equity (For
              the three months ended March 31, 2001 and 2000)              5

              Consolidated Statements of Cash Flows (For the three
              months ended March 31, 2001 and 2000)                        6

              Notes to Consolidated Financial Statements                   7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

Item 3        Quantitative and Qualitative Disclosures
              About Market Risk                                           20

Part II.      Other Information
--------      -----------------

Item 1.        Legal Proceedings                                          22
Item 2.        Changes in Securities                                      22
Item 3.        Defaults Upon Senior Securities                            22
Item 4.        Submission of Matters to a Vote of Security Holders        22
Item 5.        Other Information                                          22
Item 6.        Exhibits and Reports on Form 8-K                           22

Signatures                                                                23






                 ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED

March 31, 2001 and December 31, 2000
(In Thousands, except share data)
Assets                                                             March 31,       December 31,
                                                                     2001               2000
                                                                --------------    --------------
Cash and Cash Equivalents:
   Cash and Amounts Due from Banks                              $        3,614    $        2,950
   Interest-Bearing Demand Deposits                                     13,505             5,517
                                                                --------------    --------------
       Total Cash and Cash Equivalents                                  17,119             8,467
Trading Securities, at Fair Value                                          167               162
Securities Available for Sale, at Fair Value                            23,704            24,230
Securities Held to Maturity (Fair Value of $11,817
   and $11,814, respectively)                                           11,595            11,682
Federal Home Loan Bank Stock, at Cost                                    4,204             4,147
Loans Held for Sale                                                      2,824             1,852
Loans Receivable, Net of Allowance for Loan Losses of $2,594
   and $2,714, respectively                                            256,830           264,805
Investment in Limited Liability Company                                    819               792
Premises and Equipment, Net                                              5,945             5,019
Accrued Interest Receivable                                              1,675             1,708
Other Assets                                                             1,542             1,603
                                                                --------------    --------------
Total Assets                                                    $      326,424    $      324,467
                                                                ==============    ==============
Liabilities and Stockholders' Equity
Deposits:
   Non-interest Bearing                                         $       13,535    $       10,929
   Interest Bearing                                                    212,722           213,602
                                                                --------------    --------------
        Total Deposits                                                 226,257           224,531
Securities Sold Under Agreements to Repurchase                           1,717               128
Short-Term Debt                                                              -                 -
Accrued Interest Payable                                                   531               593
Long-Term Debt                                                          67,617            69,628
Accrued and Other Liabilities                                            2,094               805
                                                                --------------    --------------
Total Liabilities                                                      298,216           295,685
                                                                --------------    --------------
Commitments and Contingencies

Stockholders' Equity:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
   -0- shares issued or outstanding                                          -                 -
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
   2,731,250 shares issued                                                  27                27
Additional Paid-in Capital                                              32,455            32,410
Retained Earnings                                                       24,350            23,863
Unearned Common Stock Held by ESOP Trust                                (1,374)           (1,440)
Unearned Common Stock Held by RRP Trust                                   (674)             (749)
Accumulated Other Comprehensive Income                                     127               (51)
Treasury Stock, at Cost; 1,403,429 and 1,328,929 Shares, at
   March 31, 2001 and December 31, 2000, respectively                  (26,703)          (25,278)
                                                                --------------    --------------
Total Stockholders' Equity                                              28,208            28,782
                                                                --------------    --------------
Total Liabilities and Stockholders' Equity                      $      326,424   $       324,467
                                                                ==============    ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                 ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                 UNAUDITED

Three Months Ended March 31, 2001 and 2000
(In Thousands, except per share data)
                                                          2001         2000
                                                       ----------  ----------
Interest and Dividend Income:
  Loans, including fees                                $    5,262  $    4,901
  Debt Securities                                             607         657
  Dividends                                                    57          56
  Trading Account Securities                                    2           5
  Interest Bearing Deposits                                   134          93
                                                       ----------  ----------
Total Interest and Dividend Income                          6,062       5,712
                                                       ----------  ----------
Interest Expense:
  Deposits                                                  2,761       2,533
  Securities Sold Under Agreements to Repurchase                7           -
  Borrowings                                                  981         892
                                                       ----------  ----------
Total Interest Expense                                      3,749       3,425
                                                       ----------  ----------
Net Interest Income                                         2,313       2,287
Provision (credit) for Loan Losses                           (131)          -
                                                       ----------  ----------
Net Interest Income After Provision for
  Loan Losses                                               2,444       2,287
                                                       ----------  ----------
Non-Interest Income:
  Customer Service Fees                                       216         221
  Loan Servicing Fees                                          12          12
  Gain on Sale of Loans, Net                                  277           -
  Trading Account (Losses) Gains, Net                           5         (24)
  Gain (Loss) from Investment in Limited
   Liability Company                                           27          (1)
  Other                                                        27          26
                                                       ----------  ----------
Total Non-Interest Income                                     564         234
                                                       ----------  ----------
Non-Interest Expense:
  Salaries and Employee Benefits                            1,114         974
  Occupancy                                                   123          89
  Depreciation                                                 69          82
  Data Processing                                              95          71
  Foreclosed Assets, net                                       10         (80)
  Deposit Insurance Premium                                    11          11
  Advertising                                                  40          72
  Bank Shares and Franchise Tax Expens                         81          90
  Other                                                       420         376
                                                       ----------  ----------
Total Non-Interest Expense                                  1,963       1,685
                                                       ----------  ----------
Income Before Income Taxes                                  1,045         836
Income Tax Expense                                            371         295
                                                       ----------  ----------
Net Income                                             $      674  $      541
                                                       ==========  ==========
Earnings Per Share - basic                             $     0.55  $     0.43
                                                       ==========  ==========
Earnings Per Share - diluted                           $     0.54  $     0.42
                                                       ==========  ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                  ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 UNAUDITED

Three Months Ended March 31, 2001, and 2000
(In Thousands, except share data)
                                                                                                      Unearned    Unearned
                                                                                                       Common     Common
                                                                         Additional                  Stock Held   Stock
                                                             Common       Paid-In        Retained      By ESOP    Held By
                                                             Stock        Capital        Earnings       Trust     RRP Trust
                                                           ----------    ---------     ----------     ---------   ---------
 Balance, January 1, 2000                                  $       27    $  32,322     $   22,404     $ (1,703)   $ (1,048)
 Comprehensive Income:
       Net Income                                                                             541
       Change in Unrealized Gain (Loss) on
           Securities Available for Sale, Net of
           Deferred Taxes
 Total Comprehensive Income
 Common Stock Released by ESOP Trust                                            21                          66
 Common Stock Earned by Participants of
       Recognition and Retention Plan Trust                                      8                                      74
 Purchase of Treasury Stock (60,000 shares)
 Cash Dividends Declared ($.15 per share)                                                    (194)
                                                           ----------    ---------     ----------     ---------   ---------
 Balance, March 31, 2000                                   $       27    $  32,351     $   22,751     $ (1,637)   $   (974)
                                                           ==========    =========     ==========     =========   =========

 Balance, January 1, 2001                                  $       27    $  32,410     $   23,863     $ (1,440)   $   (749)
 Comprehensive Income:
       Net Income                                                                             674
       Change in Unrealized Gain (Loss) on
           Securities Available for Sale, Net of
           Deferred Taxes
 Total Comprehensive Income
 Common Stock Released by ESOP Trust                                            36                          66
 Common Stock Earned by Participants of
       Recognition and Retention Plan Trust                                      9                                      75
 Purchase of Treasury Stock (74,500 shares)
 Cash Dividends Declared ($.15 per share)                                                    (187)
                                                           ----------    ---------     ----------     ---------   ---------
 Balance, March 31, 2001                                   $       27    $  32,455     $   24,350     $ (1,374)   $   (674)
                                                           ==========    =========     ==========     =========   =========

Three Months Ended March 31, 2001, and 2000
(In Thousands, except share data)

                                                           Accumulated                      Total
                                                              Other                         Stock-
                                                          Comprehensive     Treasury       holders'
                                                              Income          Stock         Equity
                                                         --------------   -----------   -----------
 Balance, January 1, 2000                                $      (364)     $  (23,888)   $    27,750
 Comprehensive Income:
       Net Income                                                                               541
       Change in Unrealized Gain (Loss) on
           Securities Available for Sale, Net of
           Deferred Taxes                                         40                             40
                                                                                        -----------
 Total Comprehensive Income                                                                     581
 Common Stock Released by ESOP Trust                                                             87
 Common Stock Earned by Participants of
       Recognition and Retention Plan Trust                                                      82
 Purchase of Treasury Stock (60,000 shares)                                     (872)          (872)
 Cash Dividends Declared ($.15 per share)                                                      (194)
                                                         --------------   -----------   -----------
 Balance, March 31, 2000                                 $      (324)     $  (24,760)   $    27,434
                                                         ==============   ===========   ===========


 Balance, January 1, 2001                                $       (51)     $  (25,278)   $    28,782
 Comprehensive Income:
       Net Income                                                                               674
       Change in Unrealized Gain (Loss) on
           Securities Available for Sale, Net of
           Deferred Taxes                                        178                            178
                                                                                        -----------
 Total Comprehensive Income                                                                     852
 Common Stock Released by ESOP Trust                                                            102
 Common Stock Earned by Participants of
       Recognition and Retention Plan Trust                                                      84
 Purchase of Treasury Stock (74,500 shares)                                   (1,425)        (1,425)
 Cash Dividends Declared ($.15 per share)                                                      (187)
                                                         --------------   -----------   -----------
 Balance, March 31, 2001                                 $       127      $  (26,703)   $    28,208
                                                         ==============   ===========   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                          ACADIANA BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED


For the Three Months Ended March 31, 2001 and 2000
(In Thousands)
                                                                                     2001        2000
                                                                                  ---------    ----------
Cash Flows from Operating Activities:
Net Income                                                                        $    674     $    541
                                                                                  ---------    ----------
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                                                        74           87
   Provision (Credit) for Loan Losses                                                 (131)         -
   Noncash Compensation Expenses                                                       175          158
   Other (gains) losses, net                                                            26          (91)
   (Gain) Loss from Investment in Limited Liability Company                            (27)           1
   Accretion of Discounts, Net of Premium Amortization on Securities                    (2)          (1)
   Amortization of Deferred Revenues and Unearned Income on Loans                       13           29
   FHLB Stock Dividend Received                                                        (57)         (57)
   Net Changes in:
        Securities Classified as Trading                                                (5)         (38)
        Loans Held for Sale                                                           (972)          -
        Accrued Interest Receivable                                                     33           (8)
        Other Assets                                                                    (4)         (83)
        Other Liabilities                                                            1,240          347
                                                                                  ---------    ----------
   Total Adjustments                                                                   363          344
                                                                                  ---------    ----------
      Net Cash Provided by Operating Activities                                      1,037          885
                                                                                  ---------    ----------
Cash Flows from Investing Activities:
   Activity in Available for Sale Securities:
        Proceeds from Calls, Maturities and Prepayments                                798          648
   Activity in Held to Maturity Securities:
        Proceeds from Calls, Maturities and Prepayments                                 87           40
   Net Repayments (Advances) on Loans                                                8,054       (6,828)
   Purchase of Premises and Equipment                                               (1,020)        (181)
   Proceeds from Sale of Foreclosed Assets                                              10           91
   Capital Costs Incurred on Foreclosed Assets                                          (4)          (1)
                                                                                  ---------    ----------
      Net Cash Provided by (Used in) Investing Activities                            7,925       (6,231)
                                                                                  ---------    ----------
Cash Flows from Financing Activities:
   Net Change in Deposits                                                            1,726        1,775
   Net Change in Securities Sold Under Agreements to Repurchase                      1,589          -
   Net Change in Short-term Borrowings                                                 -          4,000
   Proceeds from Long-term Debt                                                        532          -
   Repayment of Long-term Debt                                                      (2,543)         -
   Dividends Paid to Shareholders                                                     (189)        (173)
   Purchase of Treasury Stock                                                       (1,425)        (872)
                                                                                  ---------    ----------
      Net Cash Provided by (Used in) Financing Activities                             (310)       4,730
                                                                                  ---------    ----------
      Net Increase (Decrease) in Cash and Cash Equivalents                           8,652         (616)

Cash and Cash Equivalents, Beginning of Period                                       8,467       11,922
                                                                                  ---------    ----------
Cash and Cash Equivalents, End of Period                                          $ 17,119     $ 11,306
                                                                                  =========    ==========
Supplemental Schedule of Noncash Activities:
   Acquisition of Foreclosed Assets in Settlement of Loans                        $     39     $     10
Supplemental Disclosures:
   Cash Paid For:
     Interest on Deposits and Borrowings                                          $  3,811     $  3,436
     Income Taxes                                                                 $    -       $    -


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements are unaudited and were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report and Form
10-K for the year ended December 31, 2000.   You may also review
financial information posted on the website of LBA Savings Bank, (the "Bank"), at www.lbabank.com. The Company also owns Acadiana Holdings, L.L.C., ("Holdings") which was formed in May 2000 for the purposes of acquiring a new facility for the Company headquarters and the Bank's main office.

BUSINESS

     The Company's principal business is conducted through its wholly owned subsidiary, LBA Savings Bank, (the "Bank") which conducts business from its main office and three branch offices, all located in Lafayette, Louisiana, one branch office in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana. Through its continuing operation of the Bank, the Company's principal business has been, and continues to be, attracting deposits from its customers and investing such funds in residential real estate loans and other loans. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is an FDIC-insured, Louisiana chartered, stock savings bank.




PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the
Company, the Bank, and Holdings.   All significant intercompany balances and
transactions have been eliminated in consolidation.

(2) LOANS RECEIVABLE

     Loans receivable at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                        2001             2000
---------------------------------------------------------------
Mortgage Loans:
   Single-Family Residential        $  177,543       $  188,133
   Construction                          3,599            3,912
   Multi-Family Residential                331              346
   Commercial Real Estate               30,885           28,851
   Equity Lines of Credit                4,282            4,227
                                    ----------       ----------
      Total Mortgage Loans             216,640          225,469

Commerical Business Loans               20,191           19,702
Consumer Loans                          24,581           24,398
                                    ----------       ----------
      Total Loans                      261,412          269,569

Less:
   Allowance for Loan Losses            (2,594)          (2,714)
   Net Deferred Loan Fees                 (188)            (197)
   Unadvanced Loan Funds                (1,800)          (1,853)
                                    ----------       ----------
Loans, net                          $  256,830       $  264,805
                                    ==========       ==========




        The following is an analysis of the allowance for possible loan losses for the three months ended March 31, 2001 and for the year ended December
31, 2000 (in thousands):


                                     March 31,       December 31,
                                        2001             2000
-----------------------------------------------------------------
Balance, Beginning                  $    2,714       $    2,747
     Provision Charged (Credited)
      to Income                           (131)             (83)
     Loans Charged Off                     (38)            (170)
     Loans Recovered                        49              220
                                    ----------       ----------
Balance, Ending                     $    2,594       $    2,714
                                    ==========       ==========







(3) EARNINGS PER SHARE

     Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (117,249 and 139,111 shares for the quarters ending March 31, 2001 and March 31, 2000, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (48,652 and 66,435 for the quarters ending March 31, 2001 and March 31, 2000, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:


                                                     Three months ended
                                              --------------------------------
                                                  2001                2000
                                              --------------------------------
Numerator:
      Income Applicable to Common Shares      $     674,000      $     541,000
                                              =============      =============

Denominator:
      Weighted Average Common Shares
       Outstanding                                1,221,775          1,269,713
      Effect of Dilutive Securities:
              Stock Options Outstanding              32,263              4,045
              RRP Grants                              4,857              3,140
                                              -------------      -------------
      Weighted Average Common Shares
       Outstanding
              Assuming Dilution                   1,258,895          1,276,898
                                              =============      =============

      Earnings per Share                      $        0.55      $        0.43
                                              =============      =============
      Earnings per Share - Assuming Dilution  $        0.54      $        0.42
                                              =============      =============



PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

     In addition to historical information, this Form 10-Q includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and the Company's ability to lease additional space to third parties at its headquarters, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CHANGES IN FINANCIAL CONDITION

	At March 31, 2001, the consolidated assets of the Company totaled $326.4 million, an increase of $2.0 million, or 0.6%, from December 31, 2000. During the quarter ended March 31, 2001, the Company sold $12.2 million of residential mortgage loans; this strategy is intended to reduce the Company's historical dependence on residential mortgage loan assets while increasing fee income. Loans receivable, net, decreased $8.0 million, or 3.0%, while cash and cash equivalents increased $8.7 million, from $8.5
million at December 31, 2000, to $17.1 million at March 31, 2001.    Total
deposits increased $1.7 million, or 0.8%, from $224.5 million at December 31, 2000 to $226.3 million at March 31, 2001. Stockholders' equity decreased $574,000, or 2.0%, from $28.8 million at December 31, 2000 to $28.2 million at March 31, 2001. The decrease was due primarily to the Company's aggregate repurchases of $1.4 million of shares of its own common stock together with $187,000 of dividends paid, all of which was partially offset by net income of $674,000, and an increase in accumulated other comprehensive income of $178,000.


ASSETS

     Cash and cash equivalents increased $8.7 million, or 102.2%, to $17.1 million at March 31, 2001, compared with $8.5 million at December 31, 2000. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $1.0 million, $7.9 million, and ($310,000), respectively, for the three months ended March 31, 2001. As of March 31, 2001, cash and cash equivalents funded 5.2% of total assets, compared with 2.6% at December 31, 2000.

	The Company owned $167,000 of trading securities as of March 31, 2001 compared with $162,000 at December 31, 2000. The Company has no intention to significantly increase its trading securities portfolio. Trading securities are carried at fair value.

     Securities available for sale decreased $526,000, or 2.2%, to $23.7 million at March 31, 2001, compared with $24.2 million at December 31, 2000. The primary reason for such decrease was principal repayments of $798,000 of investment securities, which was partially offset by an increase in fair value of the remaining securities of $270,000. Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as other comprehensive income. As of


March 31, 2001, investment securities available for sale amounted to 7.3% of total assets, compared to 7.5% of total assets at December 31, 2000.

     Securities held to maturity decreased $87,000, or 0.7%, from $11.7 million at December 31, 2000 to $11.6 million at March 31, 2001. Securities held to maturity consist of mortgage-backed securities. At March 31, 2001, securities held to maturity amounted to 3.6% of total assets.

     Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and there is no market for such stock. It can be sold only to the FHLB or to another member institution. FHLB stock is carried at cost. Both cash dividends and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At March 31, 2001, Federal Home Loan Bank stock amounted to $4.2 million, or 1.3% of total assets.

     Loans held for sale amounted to $2.8 million at March 31, 2001, compared to $1.9 million at December 31, 2000, which consist entirely of residential mortgage loans. Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. The Company sold $12.2 million of residential mortgage loans during the three months ended March 31, 2001.

     Loans receivable, net, decreased $8.0 million, or 3.0%, to $256.8 million at March 31, 2001, compared to $264.8 million at December 31, 2000. Single-family residential loans decreased $10.6 million, or 5.6%, from $188.1 million at December 31, 2000, to $177.5 million at March 31, 2001. Construction loans decreased from $3.9 million at December 31, 2000 to $3.6 million at March 31, 2001. Commercial real estate loans increased $2.0 million, or 0.7%, from $28.9 million at December 31, 2000, to $30.9 million at March 31, 2001. Equity lines of credit increased $55,000, or 1.3%, from $4.2 million at December 31, 2000 to $4.3 million at March 31, 2001. Commercial business loans increased $489,000, or 2.5%, from $19.7 million at December 31, 2000, to $20.2 million at March 31, 2001. Consumer loans increased $183,000, or 0.8%, from $24.4 million at December 31, 2000, to $24.6 million at March 31, 2001. Total gross loans decreased $8.2 million, or 3.0%, from $269.6 million at December 31, 2000, to $261.4 million at March 31, 2001. Loans receivable, net, amounted to 78.7% of total assets at March 31, 2001, compared to 81.6% of total assets at December 31, 2000.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the three months ended March 31, 2001.

     The Company's deposits increased by $1.7 million, or 0.8%, to $226.3 million at March 31, 2001, compared to $224.5 million at December 31, 2000. Interest bearing deposits decreased $880,000, or 0.4%, while non-interest bearing deposits increased $2.6 million, or 23.8%. The increase in non-interest bearing deposits occurred primarily near the end of the current quarter. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $166.3 million at March 31, 2001. Total deposits funded 69.2% of total assets at December 31, 2000, compared to 69.3% at March 31, 2001.

     The Company's borrowings generally include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings in the form of securities sold under agreements to repurchase increased $1.6 million, from $128,000 at December 31, 2000 to $1.7 million at March 31, 2001, all of which are overnight borrowings. The Company had no other short-term borrowings at March 31, 2001 or December 31, 2000. Long-term debt decreased $2.0 million, or 2.9%, from $69.6 million at December 31, 2000 to $67.6 million at March 31, 2001. Long-term debt funded 20.7% of assets at March 31, 2001, compared to 21.5% at December 31, 2000. Advances from the FHLB amounted to $65.4 million of long-term debt at March 31, 2001, a substantial portion of which is callable by the FHLB of Dallas. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At March 31, 2001, stockholders' equity totaled $28.2 million, a decrease of $574,000, or 2.0%, compared to $28.8 million at December 31, 2000. The decrease was primarily attributable to $1.4 million of aggregate repurchases of common stock for the treasury, together with $187,000 of dividends declared on the Company's common stock, all of which was partially offset by net income for the quarter ended March 31, 2001, of $674,000, an increase in the value of securities available for sale, net of deferred taxes, of $178,000, the common stock released by the Company's employee stock ownership plan (the "ESOP") trust of $102,000, and common stock earned by participants in the Company's recognition plan (the "RRP") trust of $84,000. Stockholders' equity funded 8.6% of assets at March 31, 2001, compared to 8.9% at December 31, 2000.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), which requirements directly affect the minimum capital levels at the Bank. The Board of Governors of the Federal Reserve System (the "FRB") also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At March 31, 2001 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

     The Company reported earnings per share of $0.55 (basic) and $0.54 (diluted) for the three months ended March 31, 2001, compared to earnings per share of $0.43 (basic) and $0.42 (diluted) for the three months ended March 31, 2000. The 28.6% increase in earnings per share (diluted) primarily reflects an increase of $133,000 in net income together with the effects of the Company's stock repurchase program, which has reduced the weighted average number of shares outstanding by approximately 18,000 for the current quarter. See Note 3 to the financial statements.


     The Company reported net income of $674,000, and $541,000 for the three months ended March 31, 2001 and 2000, respectively. The $133,000, or 24.6% increase in net income in 2001 compared to 2000 was due primarily to an increase in non-interest income of $330,000 together with an increase of $26,000 in net interest income, and a recapture of loan losses taken in prior periods of $131,000, all of which was partially offset by an increase in non-interest expenses of $278,000 and an increase in income tax expense of $76,000. Included in non-interest expenses for the current quarter was $52,000 of non-recurring expenses related to the Company's move and change of headquarters.

NET INTEREST INCOME

     Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.45% and 2.55% during the three months ended March 31, 2001 and 2000, respectively. Both rates (the average yield on interest-earning assets and average cost of interest-bearing liabilities) and volumes (the average balances of interest-earning assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense multiplied by average interest-earning assets) was 2.97%, and 3.09%, during the three months ended March 31, 2001 and 2000, respectively. The declining net interest margin in the first quarter of 2001 compared to 2000 was primarily the result of faster increases in the average rates paid on the average balances of interest-bearing deposits and borrowings, both of which more than offset the increased yields earned on the Company's loans,
investment securities, and other interest-earning assets.   Additionally,
the increase in the average balance of interest-bearing liabilities of $15.0 million more than offset the increase in interest-earning assets of $14.8 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The Company's net interest income increased slightly $26,000, or 1.1%, remaining relatively stable at $2.3 million for the quarters ended March 31, 2001, and 2000.

     The Company's largest group of interest-earning assets is residential mortgage loans, comprising 58.8% of total average interest-earning assets for the three months ended March 31, 2001. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in offering rates for residential mortgage loans. The Company's largest source of funds is certificates of deposit, which for the three months ended March 31, 2001, funded 58.9% of total average interest-bearing liabilities. Market rates on shorter term U.S. Government Notes and Bonds and offering rates by competition, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit. If longer term U.S. Government Treasury Bond rates fall, and during the same time period, shorter term U.S. Government Treasury Notes and Bond rates rise, the Company's net interest margin will likely decrease.


INTEREST AND DIVIDEND INCOME

     Interest and dividend income totaled $6.1 million for the three months ended March 31, 2001, compared to $5.7 million for the three months ended March 31, 2000, an increase of $350,000, or 6.1%. This increase was mainly due to an increase in the Company's average interest-earning assets of $14.8 million or 5.0%, together with a eight basis-point (with 100 basis points being equal to 1%) increase in the yield earned. Interest earned on loans increased $361,000, or 7.4%, from $4.9 million for the three months ended March 31, 2000, to $5.3 million for the three months ended March 31, 2001. This increase was due to an increase in the Company's average balance of loans (primarily commercial loans) for the three months ended March 31, 2001, of $13.1 million, or 5.3%, and a 16 basis point increase in the yield earned. Interest and dividends earned on investment securities decreased $52,000, or 7.2%, from $718,000 for the three months ended March 31, 2000 to $666,000 for the three months ended March 31, 2001. This decrease was due to a 23 basis point decrease in the Company's average yield earned on investment securities for the three months ended March 31, 2001, and by a decrease in the Company's average balance of investment securities of $1.7 million, or 4.0%. Interest earned on other interest-earning assets increased $41,000, or 44.1%, from $93,000 for the three months ended March 31, 2000, to $134,000 for the three months ended March 31, 2001. This increase was primarily due to an increase in the Company's average balance of other interest-earning assets of $3.4 million, or 48.2%, from $7.0 million for the three months ended March 31, 2000, to $10.3 million at March 31, 2001, which was partially offset by a 15 basis point increase in the Company's average yield earned on other interest-earning assets.

INTEREST EXPENSE

     Interest expense increased $324,000, or 9.5%, from $3.4 million for the three months ended March 31, 2000, to $3.7 million for the three months ended March 31, 2001. This increase was due to an increase both in the average balance of interest-bearing liabilities and in the cost of such liabilities. The average balance of interest-bearing liabilities increased $15.0 million, or 5.6%, from $265.7 million for the three months ended March 31, 2000, to $280.7 million for the three months ended March 31, 2001, and the cost of such interest-bearing liabilities increased 18 basis points.

     The average balance of securities sold under agreements to repurchase amounted to $686,000 for the three months ended March 31, 2001; the Company did not participate in securities sold under agreements to repurchase during the quarter ended March 31, 2000. The average cost of securities sold under agreements to repurchase was 4.08% for the quarter ended March 31, 2001.

     The average balance of interest-bearing deposits increased $9.7 million, or 4.8%, from $201.4 million for the three months ended March 31, 2000, to $211.1 million for the three months ended March 31, 2001. The cost of interest-bearing deposits increased $228,000, or 9.0%, from $2.5 million for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001. The cost of such average deposits increased 20 basis points for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Interest expense on borrowings (consisting primarily of advances from the FHLB) increased $89,000, or 10.0%, from $892,000 for the three months ended March 31, 2000, to $981,000 for the three months ended March 31, 2001. The primary reasons for the increase were a $4.6 million, or 7.1%, increase in the average balance of borrowings, and an increase in the cost of borrowings of 15 basis points.

































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



                                                               Three Months Ended
                                                                 March 31, 2001
                                                     ------------------------------------
                                                      Average                    Average
        (Dollars in Thousands)                        Balance     Interest     Yield/cost
                                                     ---------    --------     ----------
Interest-earning assets:
  Loans receivable:
    Residential mortgage loans                       $ 183,097    $  3,521           7.69 %
    Commercial loans                                    49,389       1,103           8.93
    Consumer and other loans                            28,461         638           8.97
                                                     ---------    --------
      Total loans                                      260,947       5,262           8.07
  Investment securities (1)                             39,964         666           6.67
  Other interest-earning assets                         10,304         134           5.20
                                                     ---------    --------
    Total interest-earning assets                      311,215       6,062           7.79
Noninterest-earning assets                              12,180    --------
                                                     ---------
    Total Assets                                     $ 323,395
                                                     =========
Interest-bearing liabilities:
  Deposits:
    Demand deposits                                  $  33,802         282           3.34
    Savings deposits                                    12,070          59           1.96
    Certificates of deposit                            165,271       2,420           5.86
                                                     ---------    --------
      Total deposits                                   211,143       2,761           5.23
  Securities Sold Under Agreements to Repurchase           686           7           4.08
  Borrowings                                            68,834         981           5.70
                                                     ---------    --------
    Total interest-bearing liabilities                 280,663       3,749           5.34
                                                                  --------
Noninterest-bearing demand deposits                     11,127
Other noninterest-bearing liabilities                    2,521
                                                     ---------
    Total liabilities                                  294,311
                                                     ---------
Stockholders' equity                                    29,084
                                                     ---------
    Total liabilities and stockholders'
      equity                                         $ 323,395
                                                     =========
Net interest-earning assets                          $  30,552
                                                     =========
Net interest income/interest rate spread                          $  2,313           2.45 %
                                                                  ========     ==========
Net interest margin                                                                  2.97 %
                                                                               ==========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           110.89 %
                                                                  ========



                                                               Three Months Ended
                                                                 March 31, 2000
                                                     -----------------------------------
                                                       Average                  Average
        (Dollars in Thousands)                         Balance     Interest   Yield/cost
                                                     ----------    --------   ----------
Interest-earning assets:
  Loans receivable:
    Residential mortgage loans                       $  183,277    $ 3,467         7.57 %
    Commercial loans                                     39,721        880         8.86
    Consumer and other loans                             24,845        554         8.92
                                                     ----------    -------
      Total loans                                       247,843      4,901         7.91
  Investment securities (1)                              41,649        718         6.90
  Other interest-earning assets                           6,951         93         5.35
                                                     ----------    -------
    Total interest-earning assets                       296,443      5,712         7.71
                                                                   -------
Noninterest-earning assets                                9,634
                                                     ----------
    Total Assets                                     $  306,077
                                                     ==========
Interest-bearing liabilities:
  Deposits:
    Demand deposits                                  $   34,900        319         3.66
    Savings deposits                                     13,961         70         2.01
    Certificates of deposit                             152,537      2,144         5.62
                                                     ----------    -------
      Total deposits                                    201,398      2,533         5.03
  Securities Sold Under Agreements to Repurchase            -          -            -
  Borrowings                                             64,259        892         5.55
                                                     ----------    -------
    Total interest-bearing liabilities                  265,657      3,425         5.16
                                                                   -------
Noninterest-bearing demand deposits                      10,927
Other noninterest-bearing liabilities                     1,704
                                                     ----------
    Total liabilities                                   278,288
                                                     ----------
Stockholders' equity                                     27,789
                                                     ----------
    Total liabilities and stockholders'
      equity                                         $  306,077
                                                     ==========
Net interest-earning assets                          $   30,786
                                                     ==========
Net interest income/interest rate spread                           $ 2,287         2.55 %
                                                                   =======    ==========
Net interest margin                                                                3.09 %
                                                                              ==========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           111.59 %
                                                                   =======


------------------------------------------
(1)Includes FHLB stock.





PROVISION FOR LOAN LOSSES

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Based on its overall assessment of the allowance for loan losses, the Company had a credit of $131,000 in the provision for loan losses for the three months ended March 31, 2001. The Company made no provision for loan losses in the three months ended March 31, 2000.

     At March 31, 2001, the Company's allowance for loan losses amounted to $2.6 million, or 0.99% of total loans and 327.1% of non-performing loans and troubled debt restructurings. At December 31, 2000, the Company's allowance for loan losses amounted to $2.7 million, or 1.0% of total loans and 441.3% of non-performing loans and troubled debt restructurings.

NON-INTEREST INCOME

     For the three months ended March 31, 2001, the Company reported non-interest income of $564,000, an increase of $330,000 from $234,000 for the three months ended March 31, 2000. The primary reasons for the increase were a increase in net gains on the sale of loans of $277,000, an increase in trading gains of $29,000 and an increase in income from investment in a limited liability company of $28,000, all of which were partially offset by a reduction in the customer service fees of $5,000.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising and marketing, bank shares and franchise tax, and other expense items.

     Non-interest expense amounted to $2.0 million for the three months ended March 31, 2001, compared to $1.7 million for the three months ended March 31, 2000, an increase of $278,000, or 16.5%. Salaries and employee benefits increased $140,000, or 14.4%, occupancy expense increased $34,000, or 38.2%, data processing expense increased $24,000, or 33.8%, and all other expenses increased $44,000, or 11.7%. The net cost of foreclosed assets increased $90,000, from a prior $80,000 net gain, to a current $10,000 net cost. Partially offsetting such increases were a decrease in depreciation expense of $13,000, or 15.9%, a decrease in advertising expense of $32,000, and a decrease in bank shares and franchise tax expense of $9,000.

	Included in non-interest expenses was $52,000 of one-time expenses related to the Company's relocation of its headquarters and the Bank's main office facilities. The Company recently purchased an office building to be used as its new corporate headquarters and new main office branch banking facility for the Bank and the move was completed during March 2001. The Company actively engages in leasing space that it has available. Income from leases from third parties for the three months ended March 31, 2001 was $139,000 and reported as a reduction in occupancy expense. Lease income from third parties is expected to increase slightly in the second quarter of 2001. Because the Company has occupied its new headquarters for only a short period of time, no assurance can be given that occupancy expenses may not increase in the future due to, among other factors, utility costs and repair and maintenance expenses.

INCOME TAXES

     For the quarters ended March 31, 2001 and March 31 2000, the Company incurred income tax expense of $371,000 and $295,000, respectively. The Company's effective tax rate amounted to 35.5% and 35.3% during the first quarter of 2001 and 2000, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible, and because state income tax is included on the Company's income, exclusive of the income derived from the Bank.

LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $129.4 million from the FHLB through its subsidiary bank, and $4.8 million from the Federal Reserve Bank. Additionally, using other investments as collateral, the subsidiary bank could borrow an additional $8.4 million. Altogether, these sources represent $78.1 million additional cash liquidity over and above amounts recorded as of March 31, 2001.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At March 31, 2001, the total approved commitments to extend credit amounted to $24.4 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $130.8 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

CAPITAL RESOURCES

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios as of March 31, 2001 are presented in the table below:


                                                                                                      Minumum to be
                                                                                   Minimum         Well Capitalized Under
                                                                                   Capital            Prompt Corrective
       (Dollars in Thousands)                              Actual               Requirement          Action Provisions
                                                   ---------------------    -------------------    ----------------------
           March 31, 2001                            Amount        Ratio      Amount      Ratio       Amount     Ratio
---------------------------------------            ---------       -----    ---------     -----       ------     -----
Total Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                      $  30,391       16.2%    $  15,008      8.0%          N/A     N/A %
    LBA Savings Bank                                  25,626       14.0%       14,635      8.0%       18,293     10.0%
Tier 1 Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                         28,081       15.0%        7,504      4.0%          N/A     N/A %
    LBA Savings Bank                                  23,316       12.7%        7,317      4.0%       10,976      6.0%
Tier 1 Capital to Average Assets:
    Acadiana Bancshares, Inc.                         28,081        8.7%       12,939      4.0%          N/A     N/A %
    LBA Savings Bank                                  23,316        7.4%       12,666      4.0%       15,833      5.0%




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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under guidance of the Finance Committee of the Board of Directors of the Bank, which is composed of Messrs. Beacham, DeJean and Saloom, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the ALCO, quarterly to set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Company's 2000 Annual Report has further information relating to market risk. The Company does not believe that its exposure to market risks has changed materially since December 31, 2000.

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


Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company's 2000 Annual Report has further information relating to interest rate risk. The Company does not believe that its exposure to interest rate risk has changed materially since December 31, 2000.































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

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         Not applicable.

Item 5.  Other Information.
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         a)

         3.1*    Articles of Incorporation of Acadiana Bancshares, Inc.
         3.2*    Bylaws of Acadiana Bancshares, Inc.
         4.0*    Form of Stock Certificate of Acadiana Bancshares, Inc.
         10.1**  Stock Option Plan
         10.2**  1996 Recognition and Retention Plan and Trust Agreement for
                 Employees and Non Employee Directors
         10.3*** Employment Agreement between LBA Savings Bank and Gerald G.
                 Reaux, Jr.
         10.4*   Form of Severance Agreement between Acadiana Bancshares, Inc.,
                 LBA Savings Bank and Lawrence Gankendorff, James J. Montelaro,
                 Gregory King, Mary Anne Bertrand, Wayne Bares, Emile E.
                 Soulier, III and Thomas F. Debaillon.


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


                                     ACADIANA BANCSHARES, INC.



Date:  May 11, 2001               By: /s/ Gerald G. Reaux
                                     -------------------------------------
                                     Gerald G. Reaux, Jr., Chairman, President
                                     and Chief Executive Officer


Date:  May 11, 2001               By: /s/ Emile E. Soulier, III
                                     -------------------------------------
                                     Emile E. Soulier, III, Vice President
                                     and Chief Financial Officer
































