Form 10-Q
period 2001-06-30
ACADIANA BANCSHARES INC /LA
filed 2001-08-14
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                       _____________________________

                                 FORM 10-Q


   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to____________

                     Commission file number 1-14364

                        Acadiana Bancshares, Inc.
------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

       Louisiana                                     72-1317124
----------------------------------------    ----------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

          200 West Congress Street
           Lafayette, Louisiana                        70501
----------------------------------------    ----------------------------
(Address of Principal Executive Offices)            (Zip Code)

                            (337) 232-4631
         ----------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities period Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X        No
                                                              ---         ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2001, 1,183,721 shares of the Registrant's common stock were issued and outstanding. Of that total, 204,607 shares were held by the Registrant's Employee Stock Ownership Plan, of which 106,720 were not committed to be released.



                          ACADIANA BANCSHARES, INC.

                              TABLE OF CONTENTS



                                                                       Page
                                                                       ----
Part I.       Financial Information
-------       ---------------------
Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets
              (As of June 30, 2001 and December 31, 2000)                3

              Consolidated Income Statements (For the three month
              and six months ended June 30, 2001 and 2000)               4

              Consolidated Statements of Stockholders' Equity (For
              the six months ended June30, 2001 and 2000)                5

              Consolidated Statements of Cash Flows (For the six
              months ended June 30, 2001 and 2000)                       6

              Notes to Consolidated Financial Statements                 7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

Item 3        Quantitative and Qualitative Disclosures About
              Market Risk                                               23

Part II.      Other Information

Item 1.       Legal Proceedings                                         25
Item 2.       Changes in Securities                                     25
Item 3.       Defaults Upon Senior Securities                           25
Item 4.       Submission of Matters to a Vote of Security Holders       25
Item 5.       Other Information                                         25
Item 6.       Exhibits and Reports on Form 8-K                          25

Signatures                                                              27





                ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED

June 30, 2001 and December 31, 2000
(In Thousands, except share data)

Assets                                                        June 30,   December 31,
                                                                2001        2000
                                                              --------   ------------
Cash and Cash Equivalents:
   Cash and Amounts Due from Banks                            $  3,473    $  2,950
   Interest-Bearing Demand Deposits                             11,103       5,517
                                                              --------    --------
       Total Cash and Cash Equivalents                          14,576       8,467
Trading Securities, at Fair Value                                   67         162
Securities Available for Sale, at Fair Value                    19,512      24,230
Securities Held to Maturity (Fair Value of $11,732
   and $11,814, respectively)                                   11,508      11,682
Federal Home Loan Bank Stock, at Cost                            4,250       4,147
Loans Held for Sale                                              2,550       1,852
Loans Receivable, Net of Allowance for Loan Losses
   of $2,541 and $2,714, respectively                          251,595     264,805
Investment in Limited Liability Company                            822         792
Premises and Equipment, Net                                      6,224       5,019
Accrued Interest Receivable                                      1,566       1,708
Other Assets                                                     1,598       1,603
                                                              --------    --------
Total Assets                                                  $314,268    $324,467
                                                              ========    ========
Liabilities and Stockholders' Equity

Deposits:
   Non-interest Bearing                                       $ 14,610    $ 10,929
   Interest Bearing                                            202,805     213,602
                                                              --------    --------
        Total Deposits                                         217,415     224,531
Securities Sold Under Agreements to Repurchase                   1,929         128
Accrued Interest Payable                                           611         593
Long-Term Debt                                                  67,744      69,628
Accrued and Other Liabilities                                    1,143         805
                                                               -------     -------
Total Liabilities                                              288,842     295,685
                                                               -------     -------
Commitments and Contingencies

Stockholders' Equity:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
   -0- shares issued or outstanding                                 -           -
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
   2,731,250 shares issued                                          27          27
Additional Paid-in Capital                                      32,504      32,410
Retained Earnings                                               24,644      23,863
Unearned Common Stock Held by ESOP Trust                        (1,308)     (1,440)
Unearned Common Stock Held by RRP Trust                           (598)       (749)
Accumulated Other Comprehensive Income (Loss)                        1         (51)
Treasury Stock, at Cost; 1,547,529 and 1,328,929 Shares,
    at June 30, 2001 and December 31, 2000, respectively       (29,844)    (25,278)
                                                               -------     -------
Total Stockholders' Equity                                      25,426      28,782
                                                               -------     -------
Total Liabilities and Stockholders' Equity                    $314,268    $324,467
                                                               =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                        ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                              CONSOLIDATED INCOME STATEMENTS
                                         UNAUDITED

Three and Six Months Ended June 30, 2001 and 2000
(In Thousands, except per share data)

                                                           Three Months Ended June 30,  Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                              2001           2000          2001          2000
                                                            --------      ----------      ------        ------
Interest and Dividend Income:
  Loans, including fees                                     $  5,124    $      5,130     $10,386     $    10,031
  Debt Securities                                                510             654       1,117           1,311
  Dividends                                                       46             122         103             178
  Trading Account Securities                                       1             -             3               5
  Interest Bearing Deposits                                      149             109         283             202
                                                            --------      ----------      ------        --------
Total Interest and Dividend Income                             5,830           6,015      11,892          11,727
                                                            --------      ----------      ------        --------
Interest Expense:
  Deposits                                                     2,564           2,613       5,325           5,146
  Securities Sold Under Agreements to Repurchase                  18             -            25             -
  Borrowings                                                     974           1,079       1,955           1,971
                                                            --------      ----------      ------        --------
Total Interest Expense                                         3,556           3,692       7,305           7,117
                                                            --------      ----------      ------        --------
Net Interest Income                                            2,274           2,323       4,587           4,610
Provision (credit) for Loan Losses                               (45)            -          (176)            -
                                                            --------      ----------      ------        --------
Net Interest Income After Provision for
  Loan Losses                                                  2,319           2,323       4,763           4,610
                                                            --------      ----------      ------        --------
Non-Interest Income:
  Customer Service Fees                                          220             213         436             434
  Loan Servicing Fees                                             11              13          23              25
  Gain on Sale of Loans, Net                                     185             -           462             -
  Trading Account Gains (Losses) , Net                            22              18          27              (6)
  Gain (Loss) from Investment in Limited Liability
       Company                                                     3             (12)         30             (13)
  Other                                                           23              22          50              48
                                                            --------      ----------      ------        --------
Total Non-Interest Income                                        464             254       1,028             488
                                                            --------      ----------      ------        --------
Non-Interest Expense:
  Salaries and Employee Benefits                               1,108             946       2,222           1,920
  Occupancy                                                      103              61         226             150
  Depreciation                                                    89              82         158             164
  Data Processing                                                 85              75         180             146
  Foreclosed Assets, net                                           9               4          19             (76)
  Deposit Insurance Premium                                       10              11          21              22
  Advertising                                                     79              53         119             125
  Bank Shares and Franchise Tax Expense                           81              82         162             172
  Impairment Loss on Long-Lived Assets                             1             323           1             323
  Other                                                          499             419         919             795
                                                            --------      ----------      ------        --------
Total Non-Interest Expense                                     2,064           2,056       4,027           3,741
                                                            --------      ----------      ------        --------
Income Before Income Taxes                                       719             521       1,764           1,357
Income Tax Expense                                               265             188         636             483
                                                            --------      ----------      ------        --------
Net Income                                                  $    454    $        333     $ 1,128     $       874
                                                            ========      ==========      ======        ========
Earnings Per Share - basic                                  $   0.42    $       0.27     $  0.98     $      0.70
                                                            ========      ==========      ======        ========
Earnings Per Share - diluted                                $   0.40    $       0.27     $  0.94     $      0.70
                                                            ========      ==========      ======        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                            ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               UNAUDITED
Six Months Ended June 30, 2001, and 2000
(In Thousands, except share data)
                                                                           Unearned    Unearned
                                                                            Common      Common     Accumulated              Total
                                                  Additional              Stock Held   Stock         Other                  Stock-
                                           Common  Paid-In    Retained     By ESOP     Held By    Comprehensive   Treasury  holders'
                                            Stock  Capital    Earnings     Trust       RRP Trust     Income        Stock    Equity
                                           ------ ---------   --------     --------    ---------   -----------   ---------   ------
Balance, January 1, 2000                   $ 27   $ 32,322    $ 22,404    $ (1,703)    $(1,048)   $  (364)      $(23,888)   $27,750
Comprehensive Income:
 Net Income                                                        874                                                          874
 Change in Unrealized Gain (Loss) on
  Securities Available for Sale, Net of
  Deferred Taxes                                                                                         71                      71
                                                                                                                             ------
Total Comprehensive Income                                                                                                      945
Common Stock Released by ESOP Trust                     39                     132                                              171
Common Stock Earned by Participants of
  Recognition and Retention Plan Trust                   6                                 149                                  155
Purchase of Treasury Stock (60,000 shares)                                                                        (1,176)    (1,176)
Cash Dividends Declared ($.30 per share)                          (385)                                                        (385)
                                            ---     ------      ------        -----        ---          ---       ------     ------
Balance, June 30, 2000                     $ 27   $ 32,367    $ 22,893     $ (1,571)   $  (899)   $    (293)    $(25,064)   $27,460
                                            ===     ======      ======        =====        ===          ===       ======     ======


Balance, January 1, 2001                   $ 27   $ 32,410    $ 23,863     $ (1,440)   $  (749)   $     (51)    $(25,278)   $28,782
Comprehensive Income:
 Net Income                                                      1,128                                                        1,128
 Change in Unrealized Gain (Loss) on
  Securities Available for Sale, Net of
  Deferred Taxes                                                                                         52                      52
                                                                                                                             ------
Total Comprehensive Income                                                                                                    1,180
Common Stock Released by ESOP Trust                     84                      132                                             216
Common Stock Earned by Participants of
 Recognition and Retention Plan Trust                   10                                 151                                  161
Purchase of Treasury Stock (218,600 shares)                                                                       (4,566)    (4,566)
Cash Dividends Declared ($.30 per share)                          (347)                                                        (347)
                                            ---     ------      ------        -----        ---          ---       ------     ------
Balance, June 30, 2001                     $ 27   $ 32,504    $ 24,644     $ (1,308)   $  (598)   $       1     $(29,844)   $25,426
                                            ===     ======      ======        =====        ===          ===       ======     ======


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                            ACADIANA BANCSHARES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


For the Six Months Ended June 30, 2001 and 2000
(In Thousands)

                                                                                 2001        2000
                                                                               -------     -------
Cash Flows from Operating Activities:
Net Income                                                                    $  1,128    $    874
Adjustments to Reconcile Net Income to Net Cash                                  -----         ---
  Provided by Operating Activities:
   Depreciation and Amortization                                                   158         175
   Provision (Credit) for Loan Losses                                             (176)        -
   Noncash Compensation Expenses                                                   365         315
   Other (gains) losses, net                                                        25         224
   (Gain) Loss from Investment in Limited Liability Company                        (30)         13
   Accretion of Discounts, Net of Premium Amortization on Securities                (1)         (2)
   Amortization of Deferred Revenues and Unearned Income on Loans                   41          84
   FHLB Stock Dividend Received                                                   (103)       (178)
   Net Changes in :
        Securities Classified as Trading                                            95         (56)
        Loans Held for Sale                                                       (698)        -
        Accrued Interest Receivable                                                142         (83)
        Other Assets                                                                (5)       (113)
        Other Liabilities                                                          397         560
                                                                                 -----       -----
   Total Adjustments                                                               210         939
                                                                                 -----       -----
         Net Cash Provided by Operating Activities                               1,338       1,813
                                                                                 -----       -----
Cash Flows from Investing Activities:
   Activity in Available for Sale Securities:
        Proceeds from Calls, Maturities and Prepayments                          6,814       1,236
        Purchases                                                               (2,013)
   Activity in Held to Maturity Securities:
        Proceeds from Calls, Maturities and Prepayments                            171         104
   Purchase of FHLB Stock                                                          -          (147)
   Net Repayments (Advances) on Loans                                           13,305     (16,692)
   Purchase of Premises and Equipment                                           (1,388)     (2,879)
   Proceeds from Sale of Foreclosed Assets                                          24         102
   Capital Costs Incurred on Foreclosed Assets                                      (1)         (2)
                                                                                 -----       -----
        Net Cash Provided by (Used in) Investing Activities                     16,912     (18,278)
                                                                                 -----       -----
Cash Flows from Financing Activities:
   Net Change in Deposits                                                       (7,116)      5,623
   Net Change in Securities Sold Under Agreements to Repurchase                  1,801         -
   Net Change in Short-term Borrowings                                             -           510
   Proceeds from Long-term Debt                                                    662      11,391
   Repayment of Long-term Debt                                                  (2,546)         (2)
   Dividends Paid to Shareholders                                                 (376)       (367)
   Purchase of Treasury Stock                                                   (4,566)     (1,176)
                                                                                 -----       -----
      Net Cash Provided by (Used in) Financing Activities                      (12,141)     15,979
                                                                                 -----       -----
      Net Increase (Decrease) in Cash and Cash Equivalents                       6,109        (486)
Cash and Cash Equivalents, Beginning of Period                                   8,467      11,922
                                                                                 -----       -----
Cash and Cash Equivalents, End of Period                                      $ 14,576    $ 11,436
                                                                                ======      ======
Supplemental Schedule of Noncash Activities:
   Acquisition of Foreclosed Assets in Settlement of Loans                    $     50    $     13
Supplemental Disclosures:
   Cash Paid For:
     Interest on Deposits and Borrowings                                      $  7,287    $  7,095
     Income Taxes                                                             $    430    $    300

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

(2) Loans Receivable

     Loans receivable at June 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                  June 30,     December 31,
                                    2001           2000
-----------------------------------------------------------
Mortgage Loans:
   Single-Family Residential     $166,122       $ 188,133
   Construction                     5,293           3,912
   Multi-Family Residential           317             346
   Commercial Real Estate          34,338          28,851
   Equity Lines of Credit           4,659           4,227
                                  -------         -------
      Total Mortgage Loans        210,729         225,469

Commerical Business Loans          22,311          19,702
Consumer Loans                     24,867          24,398
                                  -------         -------
      Total Loans                 257,907         269,569

Less:
   Allowance for Loan Losses       (2,541)         (2,714)
   Net Deferred Loan Fees            (181)           (197)
   Unadvanced Loan Funds           (3,590)         (1,853)
                                  -------         -------
Loans, net                       $251,595       $ 264,805
                                  =======         =======


     The following is an analysis of the allowance for possible loan losses for the six months ended June 30, 2001 and for the year ended December 31, 2000 (in thousands):

                                  June 30,     December 31,
                                    2001           2000
-----------------------------------------------------------
Balance, Beginning               $  2,714       $   2,747
     Provision Charged (Credited)
       to Income                     (176)            (83)
     Loans Charged Off                (94)           (170)
     Loans Recovered                   97             220
                                    -----           -----
Balance, Ending                  $  2,541       $   2,714
                                    =====           =====


(3)  Earnings Per Share

     Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock
Ownership Plan ("ESOP") (111,746 and 133,638 shares for the quarters ending
June 30, 2001 and June 30, 2000, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (45,205 and 63,149 for the quarters ending June 30, 2001 and June 30, 2000, respectively). The effect on diluted EPS of stock option shares outstanding and unvested

RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:

                                                   Three months ended June 30,  Six months ended June 30,
                                                   ---------------------------  -------------------------
                                                       2001          2000            2001          2000
                                                      ------        ------          ------        ------
Numerator:
    Income Applicable to Common Shares              $ 454,000    $   333,000     $1,128,000     $ 874,000
                                                      =======        =======      =========       =======
Denominator:
    Weighted Average Common Shares Outstanding      1,085,360      1,219,107      1,153,583     1,244,410
    Effect of Dilutive Securities:
        Stock Options Outstanding                      53,358          4,045         42,811         2,023
        RRP Grants                                     10,017          3,140          7,437         4,817
                                                    ---------      ---------      ---------     ---------
    Weighted Average Common Shares Outstanding
        Assuming Dilution                           1,148,735      1,226,292      1,203,831     1,251,250
                                                    =========      =========      =========     =========
    Earnings per Share                              $    0.42    $      0.27     $     0.98     $    0.70
                                                         ====           ====           ====          ====
    Earnings per Share - Assuming Dilution          $    0.40    $      0.27     $     0.94     $    0.70
                                                         ====           ====           ====          ====


(4)  Recent Accounting Pronouncements

     In June of 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations. It supercedes APB Opinion No. 16 of the same name. FAS 141 requires that all business combinations be accounted for by a single method - the purchase method. Use of the pooling of interests method of accounting is no longer permissible. FAS 141 also establishes criteria for the identification of acquired intangibles separate from goodwill, and adds additional disclosure requirements. The provisions of this statement apply to all business transactions initiated after June 30, 2001. This statement also applied to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     In June of 2001 the FASB also issued Statement No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Specific guidance for determining impairment is provided. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit.. Additional disclosures are also required under the Statement.

     The provisions of FAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The statement is required to be applied at the beginning of an entity's fiscal year, and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company will be required to apply FAS 142 effective January 1, 2002. The Company currently has no goodwill or other intangible assets, and does not expect application of this statement to have a significant effect on the Company's financial position or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CHANGES IN FINANCIAL CONDITION

     At June 30, 2001, the consolidated assets of the Company totaled $314.3 million, a decrease of $10.2 million, or 3.1%, from December 31, 2000. During the three and six months ended June 30, 2001, the Company sold $13.4 million and $25.6 million, respectfully, of residential mortgage loans; this strategy is intended to reduce the Company's historical dependence on residential mortgage loan assets while increasing fee income. Loans receivable, net, decreased $13.2 million, or 5.0%. The Company increased its cash position to meet anticipated higher demand for deposit withdrawals related to certain maturing certificates of deposits with rates higher than currently offered rates. Cash and cash equivalents increased $6.1 million, from $8.5 million at December 31, 2000, to $14.6 million at June 30, 2001. Total deposits decreased $7.1 million, or 3.2%, from $224.5 million at December 31, 2000 to $217.4 million at June 30, 2001. Stockholders' equity decreased $3.4 million, or 11.7%, from $28.8 million at December 31, 2000 to $25.4 million at June 30, 2001. The decrease was due primarily to the Company's aggregate repurchases of $4.6 million of shares of its own common stock together with $347,000 of declared dividends, all of which was partially offset by net income of $1.1 million, an increase in accumulated other comprehensive income of $52,000, and from the release of common stock related to the Company's stock benefit plans of $377,000.

ASSETS

     Cash and cash equivalents increased $6.1 million, or 72.2%, to $14.6 million at June 30, 2001, compared with $8.5 million at December 31, 2000. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $1.3 million, $16.9 million, and ($12.1 million), respectively, for the six months ended June 30, 2001. As of June 30, 2001, cash and cash equivalents funded 4.6% of total assets, compared with 2.6% at December 31, 2000.

     The Company owned $67,000 of trading securities as of June 30, 2001 compared with $162,000 at December 31, 2000. The Company has no intention to significantly increase its trading securities portfolio. Trading securities are carried at fair value.

     Securities available for sale decreased $4.7 million, or 19.5%, to $19.5 million at June 30, 2001, compared with $24.2 million at December 31, 2000. The primary reason for such decrease was principal repayments of $6.8 million of investment securities, which was partially offset by an increase in fair value of the remaining securities of $79,000, and by the purchase of new securities of $2.0 million. Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities, and corporate obligations. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as a component of comprehensive income. As of June 30, 2001, investment securities available for sale amounted to 6.2% of total assets, compared to 7.5% of total assets at December 31, 2000.

     Securities held to maturity decreased $174,000, or 1.5%, from $11.7 million at December 31, 2000 to $11.5 million at June 30, 2001. Securities held to maturity consist of mortgage-backed securities. At June 30, 2001, securities held to maturity amounted to 3.7% of total assets.

     Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and there is no market for such stock. It can be sold only to the FHLB or to another member institution. FHLB stock is carried at cost. Both cash dividends and stock dividends are received on FHLB stock and are reported as income. At June 30, 2001, Federal Home Loan Bank stock amounted to $4.3 million, or 1.4% of total assets.

     Loans held for sale amounted to $2.6 million at June 30, 2001, compared to $1.9 million at December 31, 2000, which consist entirely of residential mortgage loans. Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. The Company sold $25.6 million of residential mortgage loans during the six months ended June 30, 2001.

     Loans receivable, net, decreased $13.2 million, or 5.0%, to $251.6 million at June 30, 2001, compared to $264.8 million at December 31, 2000. Single-family residential loans decreased $22.0 million, or 11.7%, from $188.1 million at December 31, 2000, to $166.1 million at June 30, 2001. Construction loans increased from $3.9 million at December 31, 2000 to $5.3 million at June 30, 2001. Commercial real estate loans increased $5.5 million, or 19.0%, from $28.9 million at December 31, 2000, to $34.3 million at June 30, 2001. Equity lines of credit increased $432,000, or 10.2%, from $4.2 million at December 31, 2000 to $4.7 million at June 30, 2001. Commercial business loans increased $2.6 million, or 13.2%, from $19.7 million at December 31, 2000, to $22.3 million at June 30, 2001. Consumer loans increased $469,000, or 1.9%, from $24.4 million at December 31, 2000, to $24.9 million at June 30, 2001. Total gross loans decreased $11.7 million, or 4.3%, from $269.6 million at December 31, 2000, to $257.9 million at June 30, 2001. Loans receivable, net, amounted to 80.1% of total assets at June 30, 2001, compared to 81.6% of total assets at December 31, 2000.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, borrowings from the FHLB and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the six months ended June 30, 2001.

     The Company's deposits decreased by $7.1 million, or 3.2%, to $217.4 million at June 30, 2001, compared to $224.5 million at December 31, 2000. Interest bearing deposits decreased $10.8 million, or 5.1%, while non-interest bearing deposits increased $3.7 million, or 33.7%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $157.9 million at June 30, 2001, a decrease of $7.3 million, or 4.3%, from $165.2 million at December 31, 2000. Total deposits funded 69.2% of total assets at June 30, 2001 and at December 31, 2000.

     The Company's borrowings generally include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings in the form of securities sold under agreements to repurchase increased $1.8 million, from $128,000 at December 31, 2000 to $1.9 million at June 30, 2001, all of which are overnight borrowings. The Company had no other short-term borrowings at June 30, 2001 or December 31, 2000. Long-term debt decreased $1.9 million, or 2.7%, from $69.6 million at December 31, 2000 to $67.7 million at June 30, 2001. Long-term debt funded 21.6% of assets at June 30, 2001, compared to 21.5% at December 31, 2000. Advances from the FHLB amounted to $65.4 million of long-term debt at June 30, 2001, a substantial portion of which is callable by the FHLB of Dallas. In the current interest rate environment, management does not believe it is likely that such advances will be called. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At June 30, 2001, stockholders' equity totaled $25.4 million, a decrease of $3.4 million, or 11.7%, compared to $28.8 million at December 31, 2000. The decrease was primarily attributable to $4.6 million of aggregate repurchases of common stock for treasury, together with $347,000 of dividends declared on the Company's common stock, all of which was partially offset by net income for the six months ended June 30, 2001, of $1.1 million, an increase in the value of securities available for sale, net of deferred taxes, of $52,000, from the release of common stock related to the Company's employee stock ownership plan (the "ESOP") trust of $216,000, and from the release of common stock related to the Company's recognition plan (the "RRP") trust of $161,000. Stockholders' equity funded 8.1% of assets at June 30, 2001, compared to 8.9% at December 31, 2000.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), which requirements directly affect the minimum capital levels at the Bank. The Board of Governors of the Federal Reserve System (the "FRB") also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At June 30, 2001 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

     The Company reported earnings per share of $0.42 (basic) and $0.40 (diluted) for the three months ended June 30, 2001, compared to earnings per share of $0.27 (basic) and $0.27 (diluted) for the three months ended June 30, 2000. Net income for the second quarter of both 2001 and 2000 was affected by non-recurring charges related to the Company's determination to relocate its headquarters. Such non-recurring charges amounted to $21,000, or approximately 2 cents per share, in the current quarter and were primarily related to costs incurred in the Company's move and opening of its new headquarters. For the quarter ended June 30, 2000, the Company recognized a non-cash charge of $323,000, or approximately 17 cents per share, as a result of its write-down of the carrying value of its previous headquarters office. Excluding such non-recurring charges, the Company's core earnings would have been relatively stable and would have amounted to $475,000, or 44 cents per share (42 cents per diluted share), for the quarter ended June 30, 2001 compared to $546,000, or 44 cents per share (basic and diluted) for the quarter ended June 30, 2000.

     Year to date earnings were similarly impacted. The Company earned $1.1 million, or 98 cents per share basic, and 94 cents per share diluted, for the six month period ended June 30, 2001, compared to $874,000, or 70 cents per share, basic and diluted, for the six month period ended June 30,
2000.   Adjusting both periods to exclude the non-recurring charges described above, earnings for the current six month period ended June 2001 would have been $1.02 per share basic, and 98 cents per share diluted, and earnings for the year ago six month period ended June 30, 2000 would have been 87 cents per share, basic and diluted. See Note 3 to the financial statements.

     The Company reported net income of $454,000, and $333,000 for the three months ended June 30, 2001 and 2000, respectively. The Company reported net income of $1.1 million, and $874,000 for the six months ended
June 30, 2001 and 2000, respectively.   Included in non-interest expenses
for the current year three and six-month periods were $31,000 and $79,000, respectively, of non-recurring expenses related to the Company's move and change of headquarters. Included in non-interest expenses for the prior year three and six-month periods were $323,000 of non-recurring expenses related to the Company's move and change of headquarters.

Net Interest Income

      Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.49% and 2.51% during the three months ended June 30, 2001 and 2000, respectively. Both rates (the average yield on interest-earning assets and average cost of interest-bearing liabilities) and volumes (the average balances of interest-earning assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense multiplied by average interest-earning assets) was 2.96%, and 3.03%, during the three months ended June 30, 2001 and 2000, respectively.
The declining net interest margin in the second quarter of 2001 compared to 2000 was primarily the result of faster decreases in the yields earned on the Company's loans, investment securities, and other interest-earning assets, which were not completely offset by decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings. Additionally, the increase in the average balance of interest-bearing liabilities of $2.9 million more than offset the increase in interest-earning assets of $1.3 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The Company's net interest income decreased $49,000, or 2.1%, remaining relatively stable at $2.3 million for the quarters ended June 30, 2001, and 2000.

     The Company's average interest rate spread was 2.47% and 2.53% during the six months ended June 30, 2001 and 2000, respectively. The Company's interest rate margin was 2.97%, and 3.06%, during the six months ended June 30, 2001 and 2000, respectively. The declining net interest margin in the six month period ended June 30, 2001 compared to 2000 was primarily the result of faster decreases in the yields earned on the Company's loans, investment securities, and other interest-earning assets, which were not completely offset by decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings. Additionally, the increase in the average balance of interest-bearing liabilities of $8.9 million more than offset the increase in interest-earning assets of $8.0 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The Company's net interest income decreased $23,000, or 0.5%, remaining relatively stable at $4.6 million for the six month periods ended June 30, 2001, and 2000.

     The Company's largest group of interest-earning assets is residential mortgage loans, comprising 58.0% of total average interest-earning assets for the six months ended June 30, 2001. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in offering rates for residential mortgage loans. The Company's largest source of funds is certificates of deposit, which for the six months ended June 30, 2001, funded 58.7% of total average interest-bearing liabilities. Market rates on shorter term U.S. Government Notes and Bonds and offering rates by competition, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit. If longer term U.S. Government Treasury Bond rates fall, and during the same time period, shorter term U.S. Government Treasury Notes and Bond rates rise, the Company's net interest margin would likely decrease.

Interest and Dividend Income

     Interest and dividend income totaled $5.8 million for the three months ended June 30, 2001, compared to $6.0 million for the three months ended June 30, 2000, a decrease of $185,000, or 3.1%. This decrease was mainly due to a decrease of 28 basis-points (with 100 basis points being equal to 1%) in the yield earned on the Company's average interest-earning assets, which was partially offset by an increase in the average balances of interest-earning assets of $1.3 million, or 0.4%.

     Interest earned on loans decreased slightly, by $6,000, or 0.1%, remaining stable at $5.1 million for the three-month periods ended June 30, 2001 and 2000. This decrease was due to a decrease in the Company's average balance of loans for the three months ended June 30, 2001, of $343,000, or 0.1%, compared to the three months ended June 30, 2000. The average balance of residential mortgage loans decreased $13.5 million, while the average balance of commercial loans increased $10.1 million, and the average balance consumer and other loans increased $3.1 million. The average yield earned on the loan portfolio was 7.96% for the three months ended June 30, 2001, matching the yield earned on the loan portfolio for the three months ended June 30, 2000. The changes in average loan balances reflect the results thus far of the Company's strategy to reduce its historical dependence on residential mortgage loans.

      Interest and dividends earned on investment securities decreased $219,000, or 28.2%, from $776,000 for the three months ended June 30, 2000 to $557,000 for the three months ended June 30, 2001. This decrease was due to a 137 basis point decrease in the Company's average yield earned on investment securities for the three months ended June 30, 2001, and by a decrease in the Company's average balance of investment securities of $5.0 million, or 12.2%.

      Interest earned on other interest-earning assets increased $40,000, or 36.7%, from $109,000 for the three months ended June 30, 2000, to $149,000 for the three months ended June 30, 2001. This increase was primarily due to an increase in the Company's average balance of other interest-earning assets of $6.7 million, or 91.1%, from $7.3 million for the three months ended June 30, 2000, to $14.0 million at June 30, 2001, which was partially offset by a 169 basis point decrease in the Company's
average yield earned on other interest-earning assets.    Other earning
assets consist primarily of cash invested overnight.

     Interest and dividend income totaled $11.9 million for the six months ended June 30, 2001, compared to $11.7 million for the six months ended June 30, 2000, an increase of $165,000, or 1.4%. This increase was mainly due to an increase in the average balances of interest-earning assets of $8.0 million, or 2.7%, which was partially offset by an decrease of nine basis-points in the yield earned on the Company's average interest-earning assets.

     Interest earned on loans increased $355,000, or 3.5%, from $10.0 million for the six months ended June 30, 2000 to $10.4 million for the six months ended June 30, 2001. This increase was due to an increase in the Company's average balance of loans for the six months ended June 30, 2001, of $6.4 million, or 2.5%, compared to the six months ended June 30, 2000, together with an eight basis point increase in the average yield on loans. The average balance of residential mortgage loans decreased $6.9 million, while the average balance of commercial loans increased $9.9 million, and the average balance consumer and other loans increased $3.3 million. The average yield earned on the loan portfolio increased from 7.94% for the six months ended June 30, 2000, to 8.02% for the six months ended June 30, 2001. The changes in average loan balances reflect the results thus far of the Company's strategy to reduce its historical dependence on residential mortgage loans.

      Interest and dividends earned on investment securities decreased $271,000, or 18.1%, from $1.5 million for the six months ended June 30, 2000 to $1.2 million for the six months ended June 30, 2001. This decrease was due to a 78 basis point decrease in the Company's average yield earned on investment securities for the six months ended June 30, 2001, and by a decrease in the Company's average balance of investment securities of $3.4 million, or 8.1%.

      Interest earned on other interest-earning assets increased $81,000, or 40.1%, from $202,000 for the six months ended June 30, 2000, to $283,000 for the six months ended June 30, 2001. This increase was primarily due to an increase in the Company's average balance of other interest-earning assets of $5.0 million, or 70.4%, from $7.1 million for the six months ended June 30, 2000, to $12.2 million at June 30, 2001, which was partially offset by a 100 basis point decrease in the Company's average yield earned on other interest-earning assets. Other earning assets consist primarily of cash invested overnight.

Interest Expense

     Interest expense decreased $136,000, or 3.7%, from $3.7 million for the three months ended June 30, 2000, to $3.6 million for the three months ended June 30, 2001. This decrease was due to a decrease in the cost of such liabilities which was partially offset by an increase in the average
balance of interest-bearing liabilities.   The average balance of interest-
bearing liabilities increased $2.9 million, or 1.1%, from $276.3 million for the three months ended June 30, 2000, to $279.2 million for the three months ended June 30, 2001, while the cost of such interest-bearing liabilities decreased 26 basis points.

     The average balance of interest-bearing deposits increased $8.2 million, or 4.1%, from $201.2 million for the three months ended June 30, 2000, to $209.4 million for the three months ended June 30, 2001. The cost of interest-bearing deposits decreased $49,000, or 1.9%, remaining stable at $2.6 million for the three-month periods ended June 30, 2001 and 2000. The cost of such average deposits decreased 29 basis points for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

     The average balance of securities sold under agreements to repurchase amounted to $2.1 million for the three months ended June 30, 2001; the Company had no securities sold under agreements to repurchase during the quarter ended June 30, 2000. The average cost of securities sold under agreements to repurchase was 3.44% for the quarter ended June 30, 2001.

     Interest expense on borrowings (consisting primarily of advances from the FHLB) decreased $105,000, or 9.7%, from $1.1 million for the three months ended June 30, 2000, to $974,000 for the three months ended June 30, 2001. The primary reason for the decrease was a $7.4 million, or 9.9%, decrease in the average balance of borrowings, which was partially offset by an increase in the average cost of such borrowings of one basis point.

     Interest expense increased $188,000, or 2.6%, from $7.1 million for the six months ended June 30, 2000, to $7.3 million for the six months ended June 30, 2001. This increase was due to an increase in the average balance of interest-bearing liabilities which was partially offset by a
decrease in the cost of such liabilities.   The average balance of interest-
bearing liabilities increased $8.9 million, or 3.3%, from $271.0 million for the six months ended June 30, 2000, to $279.9 million for the six months ended June 30, 2001, while the cost of such interest-bearing liabilities decreased three basis points.

     The average balance of interest-bearing deposits increased $9.0 million, or 4.5%, from $201.3 million for the six months ended June 30, 2000, to $210.3 million for the six months ended June 30, 2001. The average cost of interest-bearing deposits increased $179,000, or 3.5%, from $5.1 million for the six months ended June 30, 2000 to $5.3 million for the six months ended June 30, 2001. The average cost of such deposits decreased five basis points for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     The average balance of securities sold under agreements to repurchase amounted to $1.4 million for the six months ended June 30, 2001; the Company had no securities sold under agreements to repurchase during the six months ended June 30, 2000. The average cost of securities sold under agreements to repurchase for the six months ended June 30, 2001 was 3.59%.

     Interest expense on borrowings (consisting primarily of advances from the FHLB) decreased slightly, by $16,000, or 0.8%, remaining stable at $2.0 million the six-month periods ended June 30, 2001 and 2000. The primary reason for the decrease was a $1.4 million, or 2.1%, decrease in the average balance of borrowings, which was partially offset by an increase in the average cost of such borrowings of seven basis points.































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

                                                               Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                    2001                           2000
                                              ---------------------------    ----------------------------
                                                                  Average                         Average
                                               Average             Yield/    Average              Yield/
                                               Balance  Interest    Cost     Balance    Interest   Cost
                                               -------  --------  -------    -------    --------  -------
Interest-earnings assets:
 Loans receivable:
  Residential mortgage loans                  $175,529   $3,363     7.66  % $189,023    $ 3,579    7.57 %
  Commercial business loans                     52,793    1,126     8.53      42,700        970    9.09
  Consumer and other loans                      29,042      635     8.75      25,984        581    8.94
                                               -------    -----              -------      -----
   Total loans                                 257,364    5,124     7.96     257,707      5,130    7.96
 Investment Securities(1)                       36,166      557     6.16      41,200        776    7.53
 Other earning assets                           14,034      149     4.25       7,344        109    5.94
                                               -------    -----              -------      -----
  Total interest-earning assets                307,564    5,830     7.58     306,251      6,015    7.86
                                                          -----                           -----
Noninterest-earning assets                      12,679                        10,938
                                               -------                       -------
  Total Assets                                $320,243                      $317,189
                                               =======                       =======
Interest-bearing liabilities:
 Deposits:
  Demand deposits                             $ 33,809      199     2.35    $ 34,160        335    3.92
  Savings deposits                              12,120       43     1.42      13,480         67    1.99
  Certificates of deposit                      163,515    2,322     5.68     153,558      2,211    5.76
                                               -------    -----              -------      -----
   Total deposits                              209,444    2,564     4.90     201,198      2,613    5.19
 Securities Sold Under Repurchase Agreements     2,095       18     3.44         -          -      5.75
 Borrowings                                     67,641      974     5.76      75,081      1,079    5.35
                                               -------    -----              -------      -----
  Total interest-bearing liabilities           279,180    3,556     5.09     276,279      3,692    5.35
                                                          -----                           -----
Noninterest-bearing demand deposits             12,018                        11,627
Other noninterest-bearing liabilities            2,462                         1,934
                                               -------                       -------
  Total liabilities                            293,660                       289,840
Stockholders' equity                            26,583                        27,349
                                               -------                       -------
  Total liabilities and stockholders' equity  $320,243                      $317,189
                                               =======                       =======
Net interest-earning assets                   $ 28,384                      $ 29,972
                                               =======                       =======
Net interest income/interest rate spread                 $2,274     2.49  %             $ 2,323    2.51 %
                                                         ======     ====                  =====    ====
Net interest margin                                                 2.96  %                        3.03 %
                                                                    ====                           ====
Ratio of average interest-earning assets
 to average interest-bearing liabilities                 110.17  %                       110.85  %
                                                         ======                          ======

_______________________________________
(1) includes FHLB stock.


                                                                Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                    2001                           2000
                                              ---------------------------    ----------------------------
                                                                  Average                         Average
                                               Average             Yield/    Average              Yield/
                                               Balance  Interest    Cost     Balance    Interest   Cost
                                               -------  --------  -------    -------    --------  -------
Interest-earnings assets:
 Loans receivable:
  Residential mortgage loans                  $179,292   $6,884     7.68  % $186,150    $ 7,046    7.57 %
  Commercial business loans                     51,101    2,229     8.72      41,211      1,850    8.98
  Consumer and other loans                      28,753    1,273     8.85      25,415      1,135    8.93
                                               -------    -----              -------      -----
   Total loans                                 259,146   10,386     8.02     252,776     10,031    7.94
 Investment Securities(1)                       38,054    1,223     6.43      41,425      1,494    7.21
 Other earning assets                           12,179      283     4.65       7,148        202    5.65
                                               -------    -----              -------      -----
  Total interest-earning assets                309,379   11,892     7.69     301,349     11,727    7.78
                                                          -----                           -----
Noninterest-earning assets                      12,431                        10,286
                                               -------                       -------
  Total Assets                                $321,810                      $311,635
                                               =======                       =======
Interest-bearing liabilities:
 Deposits:
  Demand deposits                             $ 33,806      481     2.85    $ 34,530        654    3.79
  Savings deposits                              12,095      102     1.69      13,721        137    2.00
  Certificates of deposit                      164,388    4,742     5.77     153,048      4,355    5.69
                                               -------    -----              -------      -----
   Total deposits                              210,289    5,325     5.06     201,299      5,146    5.11
 Securities Sold Under Repurchase Agreements     1,394       25     3.59         -          -       -
 Borrowings                                     68,234    1,955     5.73      69,670      1,971    5.66
                                               -------    -----              -------      -----
   Total interest-bearing liabilities          279,917    7,305     5.22     270,969      7,117    5.25
                                                          -----                           -----
Noninterest-bearing demand deposits             11,575                        11,277
Other noninterest-bearing liabilities            2,492                         1,820
                                               -------                       -------
  Total liabilities                            293,984                       284,066
Stockholders' equity                            27,826                        27,569
                                               -------                       -------
  Total liabilities and stockholders' equity  $321,810                      $311,635
                                               =======                       =======
Net interest-earning assets                   $ 29,462                      $ 30,380
                                               =======                       =======
Net interest income/interest rate spread                 $4,587     2.47  %             $ 4,610    2.53 %
                                                         ======     ====                  =====    ====
Net interest margin                                                 2.97  %                        3.06 %
                                                                    ====                           ====
Ratio of average interest-earning assets
 to average interest-bearing liabilities                 110.53  %                       111.21  %
                                                         ======                          ======

_______________________________________
(1) includes FHLB stock.


Provision for Loan Losses

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Based on its overall assessment of the allowance for loan losses, the Company had a credit of $45,000 in the provision for loan losses for the three months ended June 30, 2001, and a credit of $176,000 in the provision for loan losses for the six months ended June 30, 2001. The

Company made no provision for loan losses in the three and six-month periods ended June 30, 2000.

     At June 30, 2001, the Company's allowance for loan losses amounted to $2.5 million, or 0.99% of total loans and 206.5% of non-performing loans and troubled debt restructurings. At December 31, 2000, the Company's allowance for loan losses amounted to $2.7 million, or 1.0% of total loans and 441.3% of non-performing loans and troubled debt restructurings.

Non-Interest Income

     For the three months ended June 30, 2001, the Company reported non-interest income of $464,000, an increase of $210,000 from $254,000 for the three months ended June 30, 2000. The primary reasons for the increase were an increase in net gains on the sale of loans of $185,000, an increase in customer service fees of $7,000, an increase in trading gains of $4,000 and an increase in income from investment in a limited liability company of $15,000, all of which were partially offset by a reduction in loan servicing fees of $2,000.

     For the six months ended June 30, 2001, the Company reported non-interest income of $1.0 million, an increase of $540,000 from $488,000 for the six months ended June 30, 2000. The primary reasons for the increase were a increase in net gains on the sale of loans of $462,000, an increase in customer service fees of $2,000, an increase in trading gains of $33,000 and an increase in income from investment in a limited liability company of $43,000, all of which were partially offset by a reduction in the customer service fees of $2,000.

     The increases in non-interest income from net gains on the sale of loans for the three and six-month periods ended June 30, 2001 are a result of the Company's strategy to reduce its historical dependence on residential mortgage loan assets while increasing its fee income.

Non-Interest Expense

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising and marketing, bank shares and franchise tax, and other expense items.

     Non-interest expense amounted to $2.1 million for the three month periods ended June 30, 2001 and 2000, increasing slightly by $8,000, or 0.4%. Salaries and employee benefits increased $162,000, or 17.1%, occupancy expense increased $42,000, or 68.9%, depreciation expense increased $7,000, or 8.5%, data processing expense increased $10,000, or 13.3%, the net cost of foreclosed assets increased $5,000, or 125.0%, advertising increased $26,000, or 49.1%, and all other expenses increased $80,000, or 19.1%. Partially offsetting such increases were a decrease in impairment loss on long-lived assets of $322,000, or 99.7%, a decrease in deposit insurance premiums of $1,000, or 9.1%, and a decrease in bank shares and franchise tax expense of $1,000, or 1.2%.

    Included in non-interest expenses for the three months ended June 30, 2001 was $31,000 of one-time expenses related to the Company's relocation and opening of its headquarters and the Bank's main office facilities. Included in non-interest expenses for the three months ended June 30, 2000 was a $323,000 one-time expense related to the abandonment of the prior location of the Company's headquarters and the Bank's main office facilities.

     Non-interest expense increased $286,000, or 7.6%, from $3.7 million for the six months ended June 30, 2000 to $4.0 million for the six months ended June 30, 2001. Salaries and employee benefits increased $302,000, or 15.7%, occupancy expense increased $76,000, or 50.7%, data processing expense increased $34,000, or 23.3%, the net cost of foreclosed assets increased $95,000, or 125.0%, from a prior gain of $76,000 to a current cost of $19,000; and all other expenses increased $124,000, or 15.6%. Partially offsetting such increases were a decrease in depreciation expense of $6,000, or 3.7%, a decrease impairment loss on long-lived assets of $322,000, or 99.7%, a decrease in deposit insurance premiums of $1,000, or 4.5%, a decrease in advertising of $6,000, or 4.8%, and a decrease in bank shares and franchise tax expense of $10,000, or 5.8%.

    Included in non-interest expenses for the six months ended June 30, 2001 was $79,000 of one-time expenses related to the Company's relocation and opening of its headquarters and the Bank's main office facilities. Included in non-interest expenses for the six months ended June 30, 2000 was a $323,000 one-time expense related to the abandonment of the prior location of the Company's headquarters and the Bank's main office facilities.

  The Company actively engages in leasing space that it has available. Income from leases from third parties for the three and six months ended June 30, 2001 was $162,000 and $301,000, respectively. Such leasing income reduces the Company's reported occupancy expense. Because the Company has occupied its new headquarters for only a short period of time, no assurance can be given that lease income from third parties will remain at this level or that occupancy expenses may not increase in the future due to, among other factors, utility costs and repair and maintenance expenses.

Income Taxes

     For the quarters ended June 30, 2001 and June 30, 2000, the Company incurred income tax expense of $265,000 and $188,000, respectively. The Company's effective tax rate amounted to 36.9% and 36.1% during the second quarter of 2001 and 2000, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

     For the six month periods ended June 30, 2001 and June 30, 2000, the Company incurred income tax expense of $636,000 and $483,000, respectively. The Company's effective tax rate amounted to 36.1% and 35.6% during the first six months of 2001 and 2000, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.


LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $123.6 million from the FHLB through its subsidiary bank, and $4.8 million from the Federal Reserve Bank. Additionally, using other investments as collateral, the subsidiary bank could borrow an additional $8.0 million. Altogether, these sources represent $72.3 million additional cash liquidity over and above amounts recorded as of June 30, 2001.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At June 30, 2001, the total approved commitments to extend credit amounted to $25.2 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $114.8 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios as of June 30, 2001 are presented in the table below:




                                                                                Minumum to be
                                                                Minimum     Well Capitalized Under
                                                                Capital       Prompt Corrective
                                              Actual          Requirement     Action Provisions
      (Dollars in Thousands)            ----------------    ---------------   ------------------
          June 30, 2001                 Amount    Ratio     Amount    Ratio   Amount       Ratio
--------------------------------------  ------    -----     ------    -----   ------       -----
Total Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.          $27,760    14.7%  $ 15,067     8.0%     N/A        N/A %
    LBA Savings Bank                    26,299    14.2%    14,784     8.0%     18,480     10.0%
Tier 1 Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.           25,425    13.5%     7,534     4.0%     N/A        N/A %
    LBA Savings Bank                    23,964    13.0%     7,392     4.0%     11,088      6.0%
Tier 1 Capital to Average Assets:
    Acadiana Bancshares, Inc.           25,425     7.9%    12,939     4.0%     N/A        N/A %
    LBA Savings Bank                    23,964     7.6%    12,599     4.0%     15,749      5.0%


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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under guidance of the Finance Committee of the Board of Directors of the Bank, which is composed of Messrs. Beacham, DeJean and Saloom, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the

ALCO, quarterly to set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities basedupon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Company's 2000 Annual Report has further information relating to market risk. The Company does not believe that its exposure to market risks has changed materially since December 31, 2000.

INTEREST RATE RISK

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and interest expense streams associated with the Company's financial instruments also change, thereby affecting net interest income ("NII"), which is the primary component of the Company's earnings.

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company's 2000 Annual Report to Stockholders' has further information relating to interest rate risk. The Company does not believe that its exposure to interest rate risk has changed materially since December 31, 2000.








        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         On April 25, 2001 the Company held the annual meeting of the stockholders for the following purposes: (1) to elect three directors (Kaliste J. Saloom, Jr., Al W. Beacham, M.D., and James J. Montelaro) for a three-year term expiring in 2004, and until their successors are elected and qualified; and (2) to ratify the appointment by the Board of Directors of Castaing, Hussey & Lolan, LLC as the Company's independent auditors for the fiscal year ending December 31, 2001.

       Votes were cast as follows:

                          Kaliste J.  Al W.       James J.    Castaing,
                          Saloom,     Beacham,    Montelaro   Hussey &
                          Jr.         M.D.                    Lolan, LLC

       For                1,228,886   1,228,886   1,226,697   1,232,189
       Against                                                      100
       Abstain                                                       37
       Withheld               3,440       3,440       5,629
       Total Votes Cast   1,232,326   1,232,326   1,232,326   1,232,326



Item 5.  Other Information.
        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
        a)   Exhibits.

        3.1*   Articles of Incorporation of Acadiana Bancshares, Inc.
        3.2*   Bylaws of Acadiana Bancshares, Inc.
        4.0*   Form of Stock Certificate of Acadiana Bancshares, Inc.
        10.1** Stock Option Plan
        10.2** 1996 Recognition and Retention Plan and Trust Agreement for Employees and Non Employee Directors

        10.3***Employment Agreement between LBA Savings Bank and Gerald G. Reaux, Jr.

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


        b) No Current Reports on Form 8-K were filed during the quarter.























                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ACADIANA BANCSHARES, INC.


Date:  August 13, 2001           By: /s/ Gerald G. Reaux, Jr.
                                     ___________________________________
                                     Gerald G. Reaux, Jr., Chairman, President
                                     and Chief Executive Officer


Date:  August 13, 2001           By: /s/ Emile E. Soulier, III
                                     ________________________________
                                     Emile E. Soulier, III, Vice-President
                                     and Chief Financial Officer























