Form 10-Q
period 2001-09-30
ACADIANA BANCSHARES INC /LA
filed 2001-11-14
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                       _____________________________

                                FORM 10-Q


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                   OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________to____________

                      Commission file number 1-14364

                       Acadiana Bancshares, Inc.
------------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

         Louisiana                                        72-1317124
----------------------------------------    ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    200 West Congress Street
     Lafayette, Louisiana                                    70501
----------------------------------------    ----------------------------------
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2001, 1,183,721 shares of the Registrant's common stock were issued and outstanding. Of that total, 204,607 shares were held by the Registrant's Employee Stock Ownership Plan, of which 101,247 were not committed to be released.

                         ACADIANA BANCSHARES, INC.

                             TABLE OF CONTENTS



                                                                       Page
                                                                       ----
Part I.       Financial Information
------        ---------------------

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets
              (As of September 30, 2001 and December 31, 2000)           3

              Consolidated Income Statements (For the three month
              and nine months ended September 30, 2001 and 2000)         4

              Consolidated Statements of Stockholders' Equity
              (For the nine months ended September 30, 2001 and 2000)    5

              Consolidated Statements of Cash Flows (For the nine
              months ended September 30, 2001 and 2000)                  6

              Notes to Consolidated Financial Statements                 7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

Item 3        Quantitative and Qualitative Disclosures About
              Market Risk                                               23

Part II.      Other Information
-------       -----------------

Item 1.        Legal Proceedings                                        25
Item 2.        Changes in Securities                                    25
Item 3.        Defaults Upon Senior Securities                          25
Item 4.        Submission of Matters to a Vote of Security Holders      25
Item 5.        Other Information                                        25
Item 6.        Exhibits and Reports on Form 8-K                         25

Signatures                                                              26



                                  ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                    UNAUDITED


September 30, 2001 and December 31, 2000
(In Thousands, except share data)

Assets                                                                                         September 30,     December 31,
                                                                                                   2001              2000
                                                                                               -------------     ------------
Cash and Cash Equivalents:
   Cash and Amounts Due from Banks                                                             $     4,779       $     2,950
   Interest-Bearing Demand Deposits                                                                 13,195             5,517
                                                                                               -------------     ------------
       Total Cash and Cash Equivalents                                                              17,974             8,467
Time Deposits in Other Banks                                                                         2,951               -
Trading Securities, at Fair Value                                                                      -                 162
Securities Available for Sale, at Fair Value                                                        18,536            24,230
Securities Held to Maturity (Fair Value of $11,539 and $11,814, respectively)                       11,362            11,682
Federal Home Loan Bank Stock, at Cost                                                                4,289             4,147
Loans Held for Sale                                                                                  1,731             1,852
Loans Receivable, Net of Allowance for Loan Losses of $2,501
   and $2,714, respectively                                                                        247,587           264,805
Investment in Limited Liability Company                                                                825               792
Premises and Equipment, Net                                                                          6,298             5,019
Accrued Interest Receivable                                                                          1,436             1,708
Other Assets                                                                                         1,658             1,603
                                                                                               -------------     ------------

Total Assets                                                                                   $   314,647       $   324,467
                                                                                               =============     ============
Liabilities and Stockholders' Equity

Deposits:
   Non-interest Bearing                                                                        $    14,892       $    10,929
   Interest Bearing                                                                                199,216           213,602
                                                                                               -------------     ------------
        Total Deposits                                                                             214,108           224,531
Securities Sold Under Agreements to Repurchase                                                       3,045               128
Accrued Interest Payable                                                                               716               593
Long-Term Debt                                                                                      69,056            69,628
Accrued and Other Liabilities                                                                        1,423               805
                                                                                               -------------     ------------

Total Liabilities                                                                                  288,348           295,685
                                                                                               -------------     ------------
Commitments and Contingencies

Stockholders' Equity:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
   -0- shares issued or outstanding                                                                    -                 -
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
   2,731,250 shares issued                                                                              27                27
Additional Paid-in Capital                                                                          32,561            32,410
Retained Earnings                                                                                   25,059            23,863
Unearned Common Stock Held by ESOP Trust                                                            (1,243)           (1,440)
Unearned Common Stock Held by RRP Trust                                                               (520)             (749)
Accumulated Other Comprehensive Income (Loss)                                                          259               (51)
Treasury Stock, at Cost; 1,547,529 and 1,328,929 Shares, at September 30, 2001
   and December 31, 2000, respectively                                                             (29,844)          (25,278)
                                                                                               -------------     ------------

Total Stockholders' Equity                                                                          26,299            28,782
                                                                                               -------------     ------------

Total Liabilities and Stockholders' Equity                                                     $   314,647       $   324,467
                                                                                               =============     ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                                   ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                             CONSOLIDATED INCOME STATEMENTS
                                                         UNAUDITED

Three and Nine Months Ended September 30, 2001 and 2000
(In Thousands, except per share data)
                                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                              ---------------------------------    --------------------------------
                                                                     2001               2000             2001              2000
                                                              ---------------    --------------    -------------   ----------------
Interest and Dividend Income:
     Loans, including fees                                     $        5,000      $      5,293     $     15,386     $       15,324
     Debt Securities                                                      435               651            1,552              1,962
     Dividends                                                             40                66              143                244
     Trading Account Securities                                           -                   3                3                  8
     Interest Bearing Deposits                                            106               129              389                331
                                                              ---------------    --------------    -------------   ----------------
Total Interest and Dividend Income                                      5,581             6,142           17,473             17,869
                                                              ---------------    --------------    -------------   ----------------
Interest Expense:
     Deposits                                                           2,214             2,833            7,539              7,979
     Securities Sold Under Agreements to Repurchase                        17               -                 42                -
     Borrowings                                                           998             1,033            2,953              3,004
                                                              ---------------    --------------    -------------   ----------------
Total Interest Expense                                                  3,229             3,866           10,534             10,983
                                                              ---------------    --------------    -------------   ----------------
Net Interest Income                                                     2,352             2,276            6,939              6,886
Provision (credit) for Loan Losses                                          3               -               (173)               -
                                                              ---------------    --------------    -------------   ----------------
Net Interest Income After Provision for
     Loan Losses                                                        2,349             2,276            7,112              6,886
                                                              ---------------    --------------    -------------   ----------------
Non-Interest Income:
     Customer Service Fees                                                220               223              656                657
     Loan Servicing Fees                                                   10                11               33                 36
     Gain on Sale of Loans, Net                                           206                 8              668                  8
     Trading Account Gains, Net                                             5                24               32                 18
     Gain (Loss) from Investment in Limited Liability
          Company                                                           3                (1)              33                (14)
     Other                                                                 22               118               72                166
                                                              ---------------    --------------    -------------   ----------------
Total Non-Interest Income                                                 466               383            1,494                871
                                                              ---------------    --------------    -------------   ----------------
Non-Interest Expense:
     Salaries and Employee Benefits                                     1,119               991            3,341              2,911
     Occupancy                                                             46                99              272                249
     Depreciation                                                          93                80              251                244
     Data Processing                                                       57                82              237                228
     Foreclosed Assets, net                                                15                 7               34                (69)
     Deposit Insurance Premium                                             11                11               32                 33
     Advertising                                                           33                38              152                163
     Bank Shares and Franchise Tax Expense                                 81                81              243                253
     Impairment Loss on Long-Lived Assets                                 -                 -                  1                323
     Other                                                                454               364            1,373              1,159
                                                              ---------------    --------------    -------------   ----------------
Total Non-Interest Expense                                              1,909             1,753            5,936              5,494
                                                              ---------------    --------------    -------------   ----------------
Income Before Income Taxes                                                906               906            2,670              2,263
Income Tax Expense                                                        332               319              968                802
                                                              ---------------    --------------    -------------   ----------------
Net Income                                                     $          574      $        587     $      1,702     $        1,461
                                                              ===============    ==============    =============   ================
Earnings Per Share - basic                                     $         0.56      $       0.48     $       1.53     $         1.17
                                                              ===============    ==============    =============   ================
Earnings Per Share - diluted                                   $         0.52      $       0.48     $       1.45     $         1.17
                                                              ===============    ==============    =============   ================


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                   ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       UNAUDITED

Nine Months Ended September 30, 2001, and 2000
(In Thousands, except share data)
                                                                           Unearned    Unearned
                                                                            Common      Common   Accumulated               Total
                                                     Additional            Stock Held    Stock      Other                  Stock-
                                             Common   Paid-In    Retained   By ESOP     Held By  Comprehensive  Treasury  holders'
                                             Stock    Capital    Earnings    Trust     RRP Trust    Income       Stock     Equity
                                            -------  ----------  --------  ---------- ---------- ------------- ---------  --------
 Balance, January 1, 2000                   $    27  $   32,322  $ 22,404  $  (1,703) $  (1,048) $       (364) $(23,888)  $ 27,750
 Comprehensive Income:
   Net Income                                                       1,461                                                    1,461
   Change in Unrealized Gain (Loss) on
    Securities Available for Sale, Net of
    Deferred Taxes                                                                                        218                  218
                                                                                                                          --------
 Total Comprehensive Income                                                                                                  1,679
 Common Stock Released by ESOP Trust                         57                  197                                           254
 Common Stock Earned by Participants of
    Recognition and Retention Plan Trust                      4                             224                                228
 Purchase of Treasury Stock (79,702 shares)                                                                      (1,176)    (1,176)
 Cash Dividends Declared ($.45 per share)                            (576)                                                    (576)
                                            -------  ----------  --------  ---------- ---------- ------------- ---------  --------
 Balance, September 30, 2000                $    27  $   32,383  $ 23,289  $  (1,506) $    (824) $       (146) $(25,064)  $ 28,159
                                            =======  ==========  ========  ========== ========== ============= =========  ========

 Balance, January 1, 2001                   $    27  $   32,410  $ 23,863  $  (1,440) $    (749) $        (51) $(25,278)  $ 28,782
 Comprehensive Income:
   Net Income                                                       1,702                                                    1,702
   Change in Unrealized Gain (Loss) on
    Securities Available for Sale, Net of
    Deferred Taxes                                                                                        310                  310
                                                                                                                          --------
 Total Comprehensive Income                                                                                                  2,012
 Common Stock Released by ESOP Trust                        143                  197                                           340
 Common Stock Earned by Participants of
    Recognition and Retention Plan Trust                      8                             229                                237
 Purchase of Treasury Stock (218,600 shares)                                                                     (4,566)    (4,566)
 Cash Dividends Declared ($.45 per share)                            (506)                                                    (506)
                                            -------  ----------  --------  ---------- ---------- ------------- ---------  --------
 Balance, September 30, 2001                $    27  $   32,561  $ 25,059  $  (1,243) $    (520) $        259  $(29,844)  $ 26,299
                                            =======  ==========  ========  ========== ========== ============= =========  ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                                   ACADIANA BANCSHARES, INC
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            UNAUDITED

For the Nine Months Ended September 30, 2001 and 2000
(In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                               September 30,   September 30,
                                                                                   2001            2000
                                                                               -------------   -------------
Cash Flows from Operating Activities:
Net Income                                                                     $     1,702     $     1,461
                                                                               -------------   -------------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation and Amortization                                                      265             263
    Provision for Loan Losses                                                         (173)            -
    Noncash Compensation Expenses                                                      577             471
    Other (gains) losses, net                                                           35             246
    (Gain) Loss from Investment in Limited Liability Company                           (33)             14
    Accretion of Discounts, Net of Premium Amortization on Securities                    3              (4)
    Amortization of Deferred Revenues and Unearned Income on Loans                      40              77
    FHLB Stock Dividend Received                                                      (142)           (244)
    Other Changes in Assets and Liabilities:
        Securities Classified as Trading                                               162             (80)
        Loans Held for Sale                                                            121             -
        Accrued Interest Receivable                                                    272            (120)
        Other Assets                                                                   (63)           (182)
        Other Liabilities                                                              781             901
                                                                               -------------   -------------
    Total Adjustments                                                                1,845           1,342
                                                                               -------------   -------------
       Net Cash Provided by Operating Activities                                     3,547           2,803
                                                                               -------------   -------------
Cash Flows from Investing Activities:
    Purchase of Time Deposits in Other Banks                                        (2,951)            -
    Activity in Available for Sale Securities:
         Proceeds from Calls, Maturities and Prepayments                            12,278           1,829
         Purchases                                                                  (6,111)            -
    Activity in Held to Maturity Securities:
         Proceeds from Calls, Maturities and Prepayments                               315             154
    Purchase of FHLB Stock                                                             -              (147)
    Net Repayments (Advances) on Loans                                              17,113         (18,485)
    Purchase of Premises and Equipment                                              (1,555)         (3,024)
    Proceeds from Sale of Premises and Equipment                                       -               163
    Proceeds from Sale of Foreclosed Assets                                             60             -
    Capital Costs Incurred on Foreclosed Assets                                        (10)             (2)
                                                                               -------------   -------------
       Net Cash Provided by (Used in) Investing Activities                          19,139         (19,512)
                                                                               -------------   -------------
Cash Flows from Financing Activities:
    Net Change in Deposits                                                         (10,423)         14,561
    Net Change in Securities Sold Under Agreements to Repurchase                     2,917             -
    Net Change in Short-term Borrowings                                                -            (5,990)
    Proceeds from Long-term Debt                                                     4,432          11,391
    Repayment of Long-term Debt                                                     (5,004)             (4)
    Dividends Paid to Shareholders                                                    (535)           (558)
    Purchase of Treasury Stock                                                      (4,566)         (1,176)
                                                                               -------------   -------------
       Net Cash (Used in) and Provided By Financing Activities                     (13,179)         18,224
                                                                               -------------   -------------
       Net Increase in Cash and Cash Equivalents                                     9,507           1,515
Cash and Cash Equivalents, Beginning of Period                                       8,467          11,922
                                                                               -------------   -------------

Cash and Cash Equivalents, End of Period                                       $    17,974     $    13,437
                                                                               =============   =============
Supplemental Schedule of Noncash Activities:
    Acquisition of Foreclosed Assets in Settlement of Loans                    $       238     $        65
Supplemental Disclosures:
    Cash Paid For:
      Interest on Deposits and Borrowings                                      $    10,411     $    10,891
      Income Taxes                                                             $       650     $       740


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies


Basis of Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited and were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report and Form
10-K for the year ended December 31, 2000.   You may also review
financial information posted on the website of LBA Savings Bank (the "Bank"), at www.lbabank.com. The Company also owns Acadiana Holdings, L.L.C., ("Holdings") which was formed in May 2000 for the purposes of acquiring a new facility for the Company headquarters and the Bank's main office.

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



(2) Loans Receivable

  Loans receivable at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                               September 30,      December 31,
                                                   2001               2000
   ---------------------------------------------------------------------------
   Mortgage Loans:
      Single-Family Residential               $     157,220       $   188,133
      Construction                                    5,978             3,912
      Multi-Family Residential                          301               346
      Commercial Real Estate                         38,389            28,851
      Equity Lines of Credit                          4,431             4,227
                                              -------------       ------------

        Total Mortgage Loans                        206,319           225,469

   Commerical Business Loans                         22,348            19,702
   Consumer Loans                                    25,075            24,398
                                              -------------       ------------
        Total Loans                                 253,742           269,569

   Less:
      Allowance for Loan Losses                      (2,501)           (2,714)
      Net Deferred Loan Fees                           (164)             (197)
      Unadvanced Loan Funds                          (3,490)           (1,853)
                                              -------------       ------------
   Loans, net                                 $     247,587       $   264,805
                                              =============       ============



     The following is an analysis of the allowance for possible loan losses for the nine months ended September 30, 2001 and for the year ended December 31, 2000 (in thousands):

                                               September 30,      December 31,
                                                   2001               2000
   ---------------------------------------------------------------------------
   Balance, Beginning                         $       2,714       $     2,747
        Provision Charged (Credited) to Income         (173)              (83)
        Loans Charged Off                              (177)             (170)
        Loans Recovered                                 137               220
                                              -------------       ------------
   Balance, Ending                            $       2,501       $     2,714
                                              =============       ============

(3)  Earnings Per Share

  Weighted average shares of common stock outstanding for basic EPS excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP")

(106,274 and 128,166 shares for the quarters ending September 30, 2001 and September 30, 2000, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (44,915 and 62,934 for the quarters ending September 30, 2001 and September 30, 2000, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted Earnings Per Share:


                                                  Three months ended         Nine months ended
                                                ------------------------   -----------------------
                                                    2001         2000         2001         2000
                                                ------------   ---------   ----------   ----------
Numerator:
    Income Applicable to Common Shares          $    574,000   $ 587,000   $1,702,000   $1,461,000
                                                ============   =========   ==========   ==========

Denominator:
    Weighted Average Common Shares Outstanding     1,032,530   1,219,107    1,113,232    1,244,410
    Effect of Dilutive Securities:
        Stock Options Outstanding                     65,510       4,045       50,377        2,023
        RRP Grants                                    13,442       3,140        9,439        4,817
                                                ------------   ---------   ----------   ----------
    Weighted Average Common Shares Outstanding
        Assuming Dilution                          1,111,482   1,226,292    1,173,048    1,251,250
                                                ============   =========   ==========   ==========

    Earnings per Share                          $       0.56   $    0.48   $     1.53   $     1.17
                                                ============   =========   ==========   ==========
    Earnings per Share - Assuming Dilution      $       0.52   $    0.48   $     1.45   $     1.17
                                                ============   =========   ==========   ==========

(4)  Recent Accounting Pronouncements

     In June of 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations. It supercedes APB Opinion No. 16 of the same name. FAS 141 requires that all business combinations be accounted for by a single method - the purchase method. Use of the pooling of interests method of accounting is no longer permissible. FAS 141 also establishes criteria for the identification of acquired intangibles separate from goodwill, and adds additional disclosure requirements. The provisions of this statement apply to all business transactions initiated after September 30, 2001. This statement also applied to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     In June of 2001 the FASB also issued Statement No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Specific guidance for determining impairment is provided. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. Additional disclosures are also required under the Statement.

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

     In August of 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. It supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The statement requires that one accounting model be used for long-lived assets to be disposed of, whether previously held and used or newly acquired, and applies to discontinued operations. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

Changes in Financial Condition

     At September 30, 2001, the consolidated assets of the Company totaled $314.6 million, a decrease of $9.8 million, or 3.0%, from December 31, 2000. During the three and nine months ended September 30, 2001, the Company sold $13.1 million and $38.7 million, respectfully, of residential mortgage loans; this strategy is intended to reduce the Company's historical dependence on residential mortgage loan assets while increasing fee income. Loans receivable, net, decreased $17.2 million, or 6.5%. The Company increased its cash position to meet anticipated higher demand for deposit withdrawals related to certain maturing certificates of deposits with rates higher than currently offered rates. Cash and cash equivalents increased $9.5 million, from $8.5 million at December 31, 2000, to $18.0 million at September 30, 2001. Total deposits decreased $10.4 million, or 4.6%, from $224.5 million at December 31, 2000 to $214.1 million at September 30, 2001. Stockholders' equity decreased $2.5 million, or 8.6%, from $28.8 million at December 31, 2000 to $26.3 million at September 30, 2001. The decrease was due primarily to the Company's aggregate repurchases of $4.6 million of shares of its own common stock together with $506,000 of declared dividends, all of which was partially offset by net income of $1.7 million, an increase in accumulated other comprehensive income of $310,000, and from the release of common stock related to the Company's stock benefit plans of $577,000.

ASSETS

     Cash and cash equivalents increased $9.5 million, or 112.3%, to $18.0 million at September 30, 2001, compared with $8.5 million at December 31, 2000. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to $3.5 million, $19.1 million, and ($13.2 million), respectively, for the nine months ended September 30, 2001. As of September 30, 2001, cash and cash equivalents funded 5.7% of total assets, compared with 2.6% at December 31, 2000.

     The Company invested $3.0 million in time deposits in other banks during the quarter ended and as of September 30, 2001. The Company has no more than $100,000 at any one bank, matching the expected insured limit of bank deposits by the Federal Deposit Insurance Corporation. The Company has no intention to invest more that $100,000 at any one bank.

     Securities available for sale decreased $5.7 million, or 23.5%, to $18.5 million at September 30, 2001, compared with $24.2 million at December 31, 2000. The primary reason for such decrease was principal repayments of $12.3 million of investment securities, which was partially offset by an increase in fair value of the remaining securities of $471,000, and by the purchase of new securities of $6.1 million.
Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities, and corporate obligations. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as a component of comprehensive income. As of September 30, 2001, investment securities available for sale amounted to 5.9% of total assets, compared to 7.5% of total assets at December 31, 2000.

     Securities held to maturity decreased $320,000, or 2.7%, from $11.7 million at December 31, 2000 to $11.4 million at September 30, 2001. Securities held to maturity consist of mortgage-backed securities. At September 30, 2001 and at December 31, 2000, securities held to maturity amounted to 3.6% of total assets.

     Federal Home Loan Bank stock represents an equity interest in the FHLB that does not have a readily determinable fair value (for purposes of Federal Accounting Standards Board Statement No. 115) because its ownership is restricted and there is no market for such stock. It can be sold only to the FHLB or to another member institution. FHLB stock is carried at cost. Both cash dividends and stock dividends are received on FHLB stock and are reported as income. At September 30, 2001, Federal Home Loan Bank stock amounted to $4.3 million, or 1.4% of total assets.

     Loans held for sale amounted to $1.7 million at September 30, 2001, compared to $1.9 million at December 31, 2000, which consist entirely of residential mortgage loans. Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. The Company sold $38.7 million of residential mortgage loans during the nine months ended September 30, 2001.

     Loans receivable, net, decreased $17.2 million, or 6.5%, to $247.6 million at September 30, 2001, compared to $264.8 million at December 31, 2000. Single-family residential loans decreased $30.9 million, or 16.4%, from $188.1 million at December 31, 2000, to $157.2 million at September 30, 2001. Construction loans increased $2.1 million, from $3.9 million at December 31, 2000 to $6.0 million at September 30, 2001. Commercial real estate loans increased $9.5 million, or 33.1%, from $28.9 million at December 31, 2000, to $38.4 million at September 30, 2001. Equity lines of credit increased $204,000, or 4.8%, from $4.2 million at December 31, 2000 to $4.4 million at September 30, 2001. Commercial business loans increased $2.6 million, or 13.4%, from $19.7 million at December 31, 2000, to $22.3 million at September 30, 2001. Consumer loans increased $677,000, or 2.8%, from $24.4 million at December 31, 2000, to $25.1 million at September 30, 2001. Total gross loans decreased $15.8 million, or 5.9%, from $269.6 million at December 31, 2000, to $253.7 million at September 30, 2001. Loans receivable, net, amounted to 78.7% of total assets at September 30, 2001, compared to 81.6% of total assets at December 31, 2000.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, securities sold under agreements to repurchase, borrowings from the FHLB and other banks, and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the nine months ended September 30, 2001.

     The Company's deposits decreased by $10.4 million, or 4.6%, to $214.1 million at September 30, 2001, compared to $224.5 million at December 31, 2000. Interest bearing deposits decreased $14.4 million, or 6.7%, while non-interest bearing deposits increased $4.0 million, or 36.3%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $154.4 million at September 30, 2001, a decrease of $10.9 million, or 6.6%, from $165.2 million at December 31, 2000. Total deposits funded 68.0% of total assets at September 30, 2001, compared to 69.2% at December 31, 2000.

     The Company's borrowings generally include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings in the form of securities sold under agreements to repurchase consist of overnight borrowings, primarily from business entities who are also deposit customers of the Company. Securities sold under agreements to repurchase amounted to $3.0 million at September 30, 2001, compared to $128,000 at December 31, 2000. The Company had no other short-term borrowings at September 30, 2001 or December 31, 2000.

     Long-term debt decreased $572,000, or 0.8%, from $69.6 million at December 31, 2000 to $69.1 million at September 30, 2001. Long-term debt funded 21.9% of assets at September 30, 2001, compared to 21.5% at December 31, 2000. Advances from the FHLB amounted to $65.4 million of long-term debt at September 30, 2001, a substantial portion of which is callable by the FHLB of Dallas. In the current interest rate environment, management does not believe it is likely that such advances will be called. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At September 30, 2001, stockholders' equity totaled $26.3 million, a decrease of $2.5 million, or 8.6%, compared to $28.8 million at December 31, 2000. The decrease was primarily attributable to $4.6 million of aggregate repurchases of common stock for treasury, together with $506,000 of dividends declared on the Company's common stock, all of which was partially offset by net income for the nine months ended September 30, 2001, of $1.7 million, an increase in the value of securities available for sale, net of deferred taxes, of $310,000, from the release of common stock related to the Company's employee stock ownership plan (the "ESOP") trust of $340,000, and from the release of common stock related to the Company's recognition plan (the "RRP") trust of $237,000. Stockholders' equity funded 8.4% of assets at September 30, 2001, compared to 8.9% at December 31, 2000.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), which requirements directly affect the minimum capital levels at the Bank. The Board of Governors of the Federal Reserve System (the "FRB") also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At September 30, 2001 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

     The Company reported earnings per share of $0.56 (basic) and $0.52 (diluted) for the three months ended September 30, 2001, compared to earnings per share of $0.48 (basic and diluted) for the three months ended September 30, 2000. Basic earnings per share increased 16.7% comparing the current quarter to the year ago quarter, with such increase substantially attributable to the accretive effects of the Company's stock repurchase program.

     Net income was $574,000 for the three months ended September 30, 2001, compared to $587,000 for the three months ended September 30, 2000, reflecting a decrease of $13,000, or 2.2%. Income before taxes amounted to $906,000 for both the current and prior three-month periods. The Company reported net income of $1.7 million, and $1.5 million for the nine months
ended September 30, 2001 and 2000, respectively.   Included in non-interest
expenses for the current year nine-month period was $79,000 of non-recurring expenses related to the Company's move and change of headquarters. Included in non-interest expenses for the prior year nine-month period was $323,000 of non-recurring expenses related to the Company's move and change of headquarters.


     Year to date earnings for both 2001 and 2000 were affected by non-recurring charges related to the Company's determination to relocate its headquarters. The Company earned $1.7 million, or $1.53 per share basic, and $1.45 per share diluted, for the nine month period ended September 30, 2001, compared to $1.5 million, or $1.17 per share, basic and diluted, for
the nine month period ended September 30, 2000.   Adjusting both periods to
exclude the non-recurring charges described above, earnings for the current nine month period ended September 30, 2001 would have been $1.58 per share basic, and $1.49 per share diluted, and earnings for the year ago nine month period ended September 30, 2000 would have been $1.34 per share, basic and diluted. See Note 3 to the financial statements.

Net Interest Income

      Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.71% and 2.42% during the three months ended September 30, 2001 and 2000, respectively. Both rates (the average yield on interest-earning assets and average cost of interest-bearing liabilities) and volumes (the average balances of interest-earning assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense multiplied by average interest-earning assets) was 3.16%, and 2.93%, during the three months ended September 30, 2001 and 2000, respectively. The 23 basis point (with 100 basis points being equal to 1%) increase in net interest margin in the third quarter of 2001 compared to 2000 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the yields earned on the Company's loans, investment securities, and other interest-earning assets. Lessening the effects of such efforts, the decrease in the average balance of interest-earning assets of $13.1 million more than offset the decrease in the average balance of interest-bearing liabilities of $12.0 million, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The Company's net interest income increased $76,000, or 3.3%, from $2.3 million for the quarter ended September 30, 2000, to $2.4 million for the quarter ended September 30, 2001.

     The Company's average interest rate spread was 2.54% and 2.49% during the nine months ended September 30, 2001 and 2000, respectively. The Company's interest rate margin was 3.03%, and 3.01%, during the nine months ended September 30, 2001 and 2000, respectively. The slight increase in net interest margin in the nine month period ended September 30, 2001 compared to 2000 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the yields earned on the Company's loans, investment securities, and other interest-earning assets. Lessening the effect of such efforts, the increase in the average balance of interest-bearing liabilities of $1.9 million more than offset the increase in the average balance of interest-earning assets of $942,000, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The Company's net interest income increased $53,000, or 0.8%, remaining relatively stable at $6.9 million for the nine month periods ended September 30, 2001 and 2000.

     The Company's largest group of interest-earning assets is residential mortgage loans, comprising 57.2% of total average interest-earning assets for the nine months ended September 30, 2001. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in offering rates for residential mortgage loans. The Company's largest source of funds is certificates of deposit, which for the nine months ended September 30, 2001, funded 58.1% of total average interest-bearing liabilities. Market rates on shorter term U.S. Government Notes and Bonds and offering rates by competition, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit. If longer term U.S. Government Treasury Bond rates fall, and during the same time period, shorter term U.S. Government Treasury Notes and Bond rates rise, the Company's net interest margin would likely decrease.

Interest and Dividend Income

     Interest and dividend income totaled $5.6 million for the three months ended September 30, 2001, compared to $6.1 million for the three months ended September 30, 2000, a decrease of $561,000, or 9.1%. This decrease was mainly due to a decrease of 41 basis points in the yield earned on the Company's average interest-earning assets, together with a decrease in the average balances of interest-earning assets of $13.1 million, or 4.2%.

     Interest income earned on loans decreased $293,000, or 5.5%, from $5.3 million for the three months ended September 30, 2000 to $5.0 million for the three months ended September 30, 2001. This decrease was due to a decrease in the Company's average balance of loans for the three months ended September 30, 2001, of $10.2 million, or 3.9%, compared to the three months ended September 30, 2000, together with a decrease of 14 basis points in the yield earned on the Company's average balance of loans. The average balance of residential mortgage loans decreased $26.4 million, while the average balance of commercial loans increased $13.7 million, and the average balance of consumer and other loans increased $2.6 million.
The average yield earned on the loan portfolio was 7.94% for the three months ended September 30, 2001, a decrease of 14 basis points from the 8.08% yield earned on the loan portfolio for the three months ended September 30, 2000. The changes in average loan balances reflect the results of the Company's continuing strategy to reduce its historical dependence on residential mortgage loans.

      Interest and dividend income earned on investment securities decreased $245,000, or 34.0%, from $720,000 for the three months ended September 30, 2000 to $475,000 for the three months ended September 30, 2001. This decrease was due to a 133 basis point decrease in the Company's average yield earned on investment securities for the three months ended September 30, 2001, together with a decrease in the Company's average balance of investment securities of $7.6 million, or 18.7%.

      Interest income earned on other interest-earning assets decreased $23,000, or 17.8%, from $129,000 for the three months ended September 30, 2000, to $106,000 for the three months ended September 30, 2001. This decrease was primarily due to a decrease in the Company's average yield earned on other interest-earning assets by 294 basis points, from 6.18% to 3.24%, which was partially offset by an increase in the Company's average balance of other interest-earning assets of $4.7 million, or 56.5%, from $8.4 million for the three months ended September 30, 2000, to $13.1 million at September 30, 2001. Other earning assets consist primarily of cash invested overnight.

     Interest and dividend income totaled $17.5 million for the nine months ended September 30, 2001, compared to $17.9 million for the nine months ended September 30, 2000, an increase of $396,000, or 2.2%. This decrease was mainly due to decrease of 20 basis-points in the yield earned on the Company's average interest-earning assets, which was partially offset by an increase in the average balances of interest-earning assets of $942,000, or 0.3%.

     Interest income earned on loans increased $62,000, or 0.4%, from $15.3 million for the nine months ended September 30, 2000 to $15.4 million for the nine months ended September 30, 2001. This increase was due to an increase in the Company's average balance of loans for the nine months ended September 30, 2001, of $819,000, or 0.3%. The yield earned on the Company's average balance of loans remained at 7.99% for both of the nine month periods ended September 30, 2001 and 2000. The average balance of residential mortgage loans decreased $13.4 million, while the average balance of commercial loans increased $11.2 million, and the average balance of consumer and other loans increased $3.1 million. The changes in average loan balances reflect the results of the Company's continuing strategy to reduce its historical dependence on residential mortgage loans.

      Interest and dividend income earned on investment securities decreased $516,000, or 23.3%, from $2.2 million for the nine months ended September 30, 2000 to $1.7 million for the nine months ended September 30, 2001. This decrease was due to a 95 basis point decrease in the Company's average yield earned on investment securities for the nine months ended September 30, 2001, and by a decrease in the Company's average balance of investment securities of $4.8 million, or 11.7%.

      Interest income earned on other interest-earning assets increased $58,000, or 17.5%, from $331,000 for the nine months ended September 30, 2000, to $389,000 for the nine months ended September 30, 2001. This increase was primarily due to an increase in the Company's average balance of other interest-earning assets of $4.9 million, or 65.3%, from $7.5 million for the nine months ended September 30, 2000, to $12.5 million at September 30, 2001, which was partially offset by a 169 basis point decrease in the Company's average yield earned on other interest-earning
assets.    Other earning assets consist primarily of cash invested
overnight.

Interest Expense

     Interest expense decreased $637,000, or 16.5%, from $3.9 million for the three months ended September 30, 2000, to $3.2 million for the three months ended September 30, 2001. This decrease was due to a decrease in both the cost of such liabilities and by a decrease in the average balance
of interest-bearing liabilities.   The average balance of interest-bearing
liabilities decreased $12.0 million, or 4.3%, from $282.4 million for the three months ended

September 30, 2000, to $270.3 million for the three months ended September 30, 2001. The cost of such interest-bearing liabilities decreased 70 basis points.

     The average balance of interest-bearing deposits decreased $12.4 million, or 5.8%, from $211.2 million for the three months ended September 30, 2000, to $198.9 million for the three months ended September 30, 2001. The interest expense on average interest-bearing deposits decreased $619,000, or 21.8%, from $2.8 million for the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001. The cost of such average deposits decreased from 5.36% to 4.45%, or 91 basis points for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

     The average balance of securities sold under agreements to repurchase amounted to $2.7 million for the three months ended September 30, 2001; the Company had no securities sold under agreements to repurchase during the quarter ended September 30, 2000. The average cost of securities sold under agreements to repurchase was 2.56% for the quarter ended September 30, 2001.

     Interest expense on borrowings (consisting primarily of advances from the FHLB) decreased $35,000, or 3.4%, from $1.0 million for the three months ended September 30, 2000, to $998,000 for the three months ended September 30, 2001. The primary reason for the decrease was a $2.3 million, or 3.3%, decrease in the average balance of borrowings, and a decrease in the average cost of such borrowings of one basis point.

     Interest expense decreased $449,000, or 4.1%, from $11.0 million for the nine months ended September 30, 2000, to $10.5 million for the nine months ended September 30, 2001. This decrease was due to a decrease in the cost of such liabilities which was partially offset by an increase in
the average balance of interest-bearing liabilities.   The cost of such
interest-bearing liabilities decreased 25 basis points while the average balance of interest-bearing liabilities increased $1.9 million, or 0.7%, from $274.8 million for the nine months ended September 30, 2000, to $276.7 million for the nine months ended September 30, 2001,.

     The average balance of interest-bearing deposits increased $1.8 million, or 0.9%, from $204.6 million for the nine months ended September 30, 2000, to $206.4 million for the nine months ended September 30, 2001. The interest expense on average interest-bearing deposits decreased $440,000, or 5.5%, from $8.0 million for the nine months ended September 30, 2000 to $7.5 million for the nine months ended September 30, 2001. The average cost of such deposits decreased 33 basis points for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     The average balance of securities sold under agreements to repurchase amounted to $1.8 million for the nine months ended September 30, 2001; the Company had no securities sold under agreements to repurchase during the nine months ended September 30, 2000. The average cost of securities sold under agreements to repurchase for the nine months ended September 30, 2001 was 3.08%.

     Interest expense on borrowings (consisting primarily of advances from the FHLB) decreased slightly, by $51,000, or 1.7%, remaining stable at $3.0 million the nine-month periods ended September 30, 2001 and 2000. The primary reason for the decrease was a $1.7 million, or 2.5%, decrease in the average balance of borrowings, which was partially offset by an increase in the average cost of such borrowings of four basis points.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables set forth, for the periods indicated, information regarding (i) the dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant cost; (iii) net interest income; (iv) interest rate spread; and
(v) net interest margin. Non-accrual loans have been included in the appropriate average balance loan category, but interest on non-accrual loans has been included for purposes of determining interest income only to the extent that cash payments were actually received.



                                                           Three Months Ended September 30,
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                            2001                           2000
                                                    -----------------------------   ------------------------------
                                                                          Average                        Average
                                                      Average              Yield/    Average              Yield/
                                                      Balance   Interest    Cost     Balance   Interest    Cost
                                                     --------   --------  -------   --------   --------  -------
Interest-earning assets:
 Loans receivable:
  Residential mortgage loans                         $165,595   $ 3,188     7.70 %  $192,038   $ 3,675     7.65 %
  Commercial business loans                            56,730     1,177     8.30      43,066     1,004     9.33
  Consumer and other loans                             29,409       635     8.64      26,832       614     9.15
                                                     --------   -------             --------   -------
   Total loans                                        251,734     5,000     7.94     261,936     5,293     8.08
 Investment securities (1)                             33,263       475     5.71      40,893       720     7.04
 Other earning assets                                  13,068       106     3.24       8,350       129     6.18
                                                     --------   -------             --------   -------
  Total interest-earning assets                       298,065     5,581     7.49     311,179     6,142     7.90
                                                                -------                        -------
Noninterest-earning assets                             13,163                         11,815
                                                     --------                       --------
  Total Assets                                       $311,228                       $322,994
                                                     ========                       ========

Interest-bearing liabilities
 Deposits
  Demand deposits                                    $ 33,088       173     2.09    $ 34,874       363     4.16
  Savings deposits                                     12,249        40     1.31      12,414        62     2.00
  Certificates of deposit                             153,532     2,001     5.21     163,934     2,408     5.88
                                                     --------   -------             --------   -------
   Total deposits                                     198,869     2,214     4.45     211,222     2,833     5.36
 Securities Sold Under Repurchase Agreements            2,654        17     2.56         -         -
 Borrowings                                            68,823       998     5.80      71,135     1,033     5.81
                                                     --------   -------             --------   -------
   Total interest-bearing liabilities                 270,346     3,229     4.78     282,357     3,866     5.48
                                                                -------                        -------
Noninterest-bearing demand deposits                    12,749                         10,481
Other noninterest-bearing liabilities                   2,499                          2,355
                                                     --------                       --------
   Total liabilities                                  285,594                        295,193
Stockholders' equity                                   25,634                         27,801
                                                     --------                       --------
   Total liabilities and stockholders' equity        $311,228                       $322,994
                                                     ========                       ========
Net interest-earning assets                          $ 27,719                       $ 28,822
                                                     ========                       ========
Net interest income/interest rate spread                        $ 2,352     2.71 %             $ 2,276     2.42 %
                                                                =======   ======               =======   ======
Net interest margin                                                         3.16 %                         2.93 %
                                                                          ======                         ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                         110.25 %                       110.21 %
                                                                =======                        =======

_______________________________
(1) Includes FHLB stock.




                                                    Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                        2001                           2000
                                                  ---------------------------    ---------------------------
                                                                      Average                        Average
                                                  Average              Yield/    Average              Yield/
                                                  Balance   Interest    Cost     Balance   Interest    Cost
                                                  --------  --------  -------    --------  --------  -------
Interest-earning assets:
 Loans receivable:
     Residential mortgage loans                   $174,676   $10,072     7.69 %  $188,113   $10,721     7.60 %
     Commercial business loans                      52,998     3,406     8.57      41,829     2,854     9.10
     Consumer and other loans                       28,974     1,908     8.78      25,887     1,749     9.01
                                                  --------   -------             --------   -------
       Total loans                                 256,648    15,386     7.99     255,829    15,324     7.99
 Investment securities (1)                          36,440     1,698     6.21      41,247     2,214     7.16
 Other earning assets                               12,478       389     4.16       7,548       331     5.85
                                                  --------   -------             --------   -------
     Total interest-earning assets                 305,566    17,473     7.62     304,624    17,869     7.82
                                                             -------                        -------
Noninterest-earning assets                          12,678                         10,796
                                                  --------                       --------
     Total Assets                                 $318,244                       $315,420
                                                  ========                       ========
Interest-bearing liabilities:
 Deposits:
     Demand deposits                              $ 33,564       654     2.60    $ 34,645     1,017     3.91
     Savings deposits                               12,147       142     1.56      13,285       199     2.00
     Certificates of deposit                       160,729     6,743     5.59     156,676     6,763     5.76
                                                  --------   -------             --------   -------
       Total deposits                              206,440     7,539     4.87     204,606     7,979     5.20
 Securities Sold Under Repurchase Agreements         1,819        42     3.08         -         -        -
 Borrowings                                         68,432     2,953     5.75      70,158     3,004     5.71
                                                  --------   -------             --------   -------
     Total interest-bearing liabilities            276,691    10,534     5.08     274,764    10,983     5.33
                                                             -------                        -------
Noninterest-bearing demand deposits                 11,971                         11,012
Other noninterest-bearing liabilities                2,494                          1,998
                                                  --------                       --------
     Total liabilities                             291,156                        287,774
Stockholders' equity                                27,088                         27,646
                                                  --------                       --------
     Total liabilities and stockholders' equity   $318,244                       $315,420
                                                  ========                       ========
Net interest-earning assets                       $ 28,875                       $ 29,860
                                                  ========                       ========
Net interest income/interest rate spread                     $ 6,939     2.54 %             $ 6,886     2.49 %
                                                             =======   ======               =======   ======
Net interest margin                                                      3.03 %                         3.01 %
                                                                       ======                         ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                      110.44 %                       110.87 %
                                                             =======                        =======
__________________________________________________________
(1) Includes FHLB stock.



Provision for Loan Losses

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Based on its overall assessment of the allowance for loan losses, the Company had a $3,000 provision for loan losses for the three months ended September 30, 2001, and a credit of $173,000 in the provision for loan losses for the nine months ended September 30, 2001. The Company made no provision for loan losses in the three and nine-month periods ended September 30, 2000.

     At September 30, 2001, the Company's allowance for loan losses amounted to $2.5 million, or 0.99% of total loans and 229.0% of non-performing loans. At December 31, 2000, the Company's allowance for loan losses amounted to $2.7 million, or 1.0% of total loans and 441.3% of non-performing loans.

Non-Interest Income

     For the three months ended September 30, 2001, the Company reported non-interest income of $466,000, an increase of $83,000 from $383,000 for the three months ended September 30, 2000. The primary reasons for the increase were an increase in net gains on the sale of loans of $198,000, which were partially offset by a reduction in other income of $96,000 and a reduction in trading gains of $19,000.

     For the nine months ended September 30, 2001, the Company reported non-interest income of $1.5 million, an increase of $623,000, or 71.5%, from $871,000 for the nine months ended September 30, 2000. The primary reasons for the increase were an increase in net gains on the sale of loans of $660,000, an increase in trading gains of $14,000 and an increase in income from investment in a limited liability company of $47,000, all of which were partially offset by a reduction in other income of $94,000, a reduction in customer service fees of $1,000 and a reduction in loan servicing fees of $3,000.

     The increases in non-interest income from net gains on the sale of loans for the three- and nine-month periods ended September 30, 2001 are a result of the Company's strategy to reduce its historical dependence on residential mortgage loan assets while increasing its fee income.

Non-Interest Expense

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising and marketing, bank shares and franchise tax, impairment loss on long-lived assets, and other expense items.

     Non-interest expense amounted to $1.9 million for the three months ended September 30, 2001, up $156,000, or 8.9%, from the three months ended September 30, 2000. Salaries and employee benefits increased $128,000, or 12.9%, depreciation expense increased $13,000, or 16.3%, and all other expenses increased $90,000, or 24.7%. Partially offsetting such increases were a decrease in occupancy expense of $53,000, or 53.5%, a decrease in data processing expense of $25,000, or 30.5%, and a decrease in advertising of $5,000, or 13.2%.

    Non-interest expense increased $442,000, or 8.0%, from $5.5 million for the nine months ended September 30, 2000 to $5.9 million for the nine months ended September 30, 2001. Salaries and employee benefits increased $430,000, or 14.8%, occupancy expense increased $23,000, or 9.2%, depreciation expense increased $7,000, or 2.9%, data processing expense increased $9,000, or 3.9%, the net cost of foreclosed assets increased $103,000, from a prior gain of $69,000 to a current cost of $34,000; and all other expenses increased $214,000, or 18.5%. Partially offsetting such increases were a decrease in impairment loss on long-lived assets of $322,000, or 99.7%, a decrease in deposit insurance premiums of $1,000, or 3.0%, a decrease in advertising of $11,000, or 6.7%, and a decrease in bank shares and franchise tax expense of $10,000, or 4.0%.

    Included in non-interest expenses for the nine months ended September 30, 2001 was $79,000 of one-time expenses related to the Company's relocation and opening of its headquarters and the Bank's main office facilities. Included in non-interest expenses for the nine months ended September 30, 2000 was a $323,000 one-time expense related to the abandonment of the prior location of the Company's headquarters and the Bank's main office facilities.

    The Company actively engages in leasing space that it has available. Income from leases from third parties for the three and nine months ended September 30, 2001 was $170,000 and $471,000, respectively. Such leasing income reduces the Company's reported occupancy expense. Because the Company has occupied its new headquarters for only a short period of time, no assurance can be given that lease income from third parties will remain at this level or that occupancy expenses may not increase in the future due to, among other factors, utility costs and repair and maintenance expenses.

Income Taxes

     For the quarters ended September 30, 2001 and September 30, 2000, the Company incurred income tax expense of $332,000 and $319,000, respectively. The Company's effective tax rate amounted to 36.6% and 35.0% during the third quarter of 2001 and 2000, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

     For the nine month periods ended September 30, 2001 and September 30, 2000, the Company incurred income tax expense of $968,000 and $802,000, respectively. The Company's effective tax rate amounted to 36.3% and 35.3% during the first nine months of 2001 and 2000, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.


LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $121.7 million from the FHLB through its subsidiary bank. Additionally, using other investments as collateral, the subsidiary bank could borrow an additional $5.5 million. Altogether, these sources represent $68.7 million additional cash liquidity over and above amounts recorded as of September 30, 2001.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At September 30, 2001, the total approved commitments to extend credit amounted to $23.9 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $105.3 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios as of September 30, 2001 are presented in the table below:












                                                                                Minumum to be
                                                                  Minimum      Well Capitalized
                                                                  Capital      Prompt Corrective
(Dollars in Thousands)                          Actual           Requirement   Action Provisions
                                           ----------------  ----------------  -----------------
September 30, 2001                          Amount    Ratio    Amount   Ratio  Amount    Ratio
---------------------------------------    ---------  -----  ---------  -----  --------  -------
Total Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.               $ 28,375   15.0%  $ 15,122   8.0%  $ N/A      N/A
    LBA Savings Bank                          27,081   14.6%    14,790   8.0%    18,487   10.0%
Tier 1 Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                 26,040   13.8%     7,561   4.0%    N/A      N/A
    LBA Savings Bank                          24,746   13.4%     7,395   4.0%    11,092   6.0 %
Tier 1 Capital to Average Assets:
    Acadiana Bancshares, Inc.                 26,040    8.4%    12,461   4.0%    N/A      N/A
    LBA Savings Bank                          24,746    8.1%    12,289   4.0%    15,361   5.0 %


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



                                    ACADIANA BANCSHARES, INC.


Date:  November 12, 2001       By:  /s/ Gerald G. Reaux Jr.
                                    -----------------------------------------
                                    Gerald G. Reaux, Jr., Chairman, President
                                    and Chief Executive Officer


Date:  November 12, 2001       By:  /s/ Emile E. Soulier, III
                                    -----------------------------------------
                                    Emile E. Soulier, III, Vice-President and
                                    Chief Financial Officer













