Form 10-K
period 2001-12-31
ACADIANA BANCSHARES INC /LA
filed 2002-03-28
CIK 1011024

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001         COMMISSION FILE NO: 1-14364
                           -----------------                             -------


                            ACADIANA BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        LOUISIANA                                               72-1317124
---------------------------------                        -----------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

    200 WEST CONGRESS STREET
      LAFAYETTE, LOUISIANA                                       70501
---------------------------------                        -----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (337) 232-4631


           Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                    -----------------------------------------
                                (Title of Class)


                             AMERICAN STOCK EXCHANGE
                    -----------------------------------------
                   (Name of each exchange on which registered)


   Securities registered pursuant to Section 12(g) of the Act: NONE
                                                               ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of March 14, 2002, the aggregate market value of the 942,115 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 241,606 shares held by all directors and executive officers of the Registrant as a group, was approximately $23.4 million. This value was based on the closing sale price of $24.82 per share of the Registrant's Common Stock on March 12, 2002.

Number of shares of Common Stock outstanding as of March 14, 2002: 1,183,721
                                                                   ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.
(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K INCLUDES CERTAIN "FORWARD-LOOKING STATEMENTS," AS DEFINED IN THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, BASED ON CURRENT MANAGEMENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THAT OF MANAGEMENT EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S INTENTIONS, BELIEFS OR CURRENT EXPECTATIONS AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. STOCKHOLDERS AND POTENTIAL STOCKHOLDERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE FUTURE RESULTS TO VARY FROM CURRENT MANAGEMENT EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT, CHANGES IN TAX POLICIES, RATES AND REGULATIONS OF FEDERAL, STATE AND LOCAL TAX AUTHORITIES, CHANGES IN INTEREST RATES, DEPOSIT FLOWS, THE COST OF FUNDS, DEMAND FOR LOAN PRODUCTS, DEMAND FOR FINANCIAL SERVICES, COMPETITION, CHANGES IN THE QUALITY OR COMPOSITION OF THE COMPANY'S LOAN AND INVESTMENT PORTFOLIOS, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND FEES. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

ITEM 1.  BUSINESS

GENERAL
Acadiana Bancshares, Inc., (the "Company") is a Louisiana corporation organized in February 1996, for the purpose of becoming the bank holding company for LBA Savings Bank (the "Bank"). The Board of Directors of the Bank adopted the Plan of Conversion pursuant to which the Bank converted from a Louisiana chartered mutual savings bank to a Louisiana chartered stock savings bank. The Bank was originally organized as a Louisiana mutual savings and loan association in February of 1900. The Company completed its subscription and community offering in July of 1996, and with a portion of the net proceeds, acquired the capital stock of the Bank. The Bank is a wholly owned subsidiary of the Company. The Company became a financial holding company in April 2000 operating from its headquarters in Lafayette, Louisiana. As a financial holding company the Company can offer a broad range of products and services that are financial in nature. In addition to the Bank, the Company owns Acadiana Holdings, L.L.C. ("Holdings"), a nonbank subsidiary, formed in May 2000 for the purpose of acquiring and holding a new office facility for the Company's headquarters and the Bank's main office.

FINANCIAL INFORMATION ABOUT SEGMENTS
The Company has evaluated its potential operating segments against the criteria specified in Statement of Financial Accounting Standards ("FAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION and has determined that no operating segment disclosures are required in 2001, 2000 or 1999 because of the aggregation concepts in the statement.

DESCRIPTION OF BUSINESS
SUMMARY. The Company's primary business is the operation of the Bank. The Company provides a variety of financial services primarily to individuals, but also to commercial business customers. The Company's marketing area is primarily in the parish of Lafayette, Louisiana and secondarily in other surrounding parishes in southwest Louisiana. As of December 31, 2001, the Company operated four full-service branches in Lafayette, Louisiana, one full-service branch in New Iberia, Louisiana, and one loan production office in Eunice, Louisiana.

The primary activities of the Company in the operation of the Bank are making loans and investments and attracting deposits. Borrowings provide an alternative source of funds. At December 31, 2001, the Company had total assets of $315.5 million, net loans receivable of $229.9 million, investment securities of $51.7 million, deposits of $215.6 million, borrowings of $71.7 million and stockholders' equity of $26.8 million.

One of management's goals has been to increase earnings per share and return on average equity by changing the mix of the Company's loan portfolio by lessening its historical dependence on interest income from residential loans and growing its commercial and consumer loan portfolios while prudently managing the Company's changing exposure to credit risk and interest rate risk. The relocation to a new main office facility in March 2001 greatly enhanced the commercial banking transition and provided a significant boost with respect to the Company's image and its service delivery capabilities. The new facility has provided a platform for growth and expansion necessary to achieve management's goals.

An important contribution toward the Company's historical increase in earnings per share and return on average equity has been its repurchases of common stock, which lowered the number of shares outstanding from 2,731,250 in July of 1996 to 1,183,721 at December 31, 2001 and which significantly helped adjust the Company's capital to assets ratio nearer to industry norms. The Company's average equity to average assets ratio decreased from 17.23% for the year ended December 31, 1997 to 8.50% for the year ended December 31, 2001. Equity capital of $6.0 million, $1.4 million and $4.6 million, not needed as a source of permanent funding, or for future asset growth, or to provide a cushion to withstand unforeseen, adverse developments, has been used to acquire common stock for the treasury during the years ended December 31, 1999, 2000 and 2001, respectively.

Additional information regarding the business of the Company can be found in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the Company's 2001 Annual Report, and in Note 1 NATURE OF BUSINESS, in the Notes to the Consolidated Financial Statements.

COMPETITION
The Company faces strong competition in both originating loans and attracting deposits. The Company experiences strong competition for real estate loans, commercial business loans and consumer loans, principally from other savings institutions, commercial banks and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

The Company's most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends upon the convenient locations of its branch office network and on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

EMPLOYEES
As of December 31, 2001 the Company had 89 full-time equivalent employees. None of these employees is represented by a collective bargaining agreement. The management of Company believes that it enjoys excellent relations with its personnel. Employee benefits are explained in Note 14 to the Consolidated Financial Statements.

SUBSIDIARIES
The Company owns one bank subsidiary, LBA Savings Bank, and one non-bank subsidiary, Acadiana Holdings, L.L.C. These entities are consolidated in the Company's financial statements, as explained in Note 1 to the Consolidated Financial Statements. The Company also owns a 40 percent investment in Cadence Holdings, LLC, who is an affiliate in the financial services industry. This investment is accounted for under the equity method. Note 6 to the Consolidated Financial Statements provides additional information about this investment.

LOANS AND LENDING ACTIVITIES
The Company's primary assets are loans. Loans receivable, net, amounted to 72.9% of total assets at December 31, 2001 compared to 81.6% of total assets at December 31, 2000. All of the Company's loans, commitments and letters of credit have been granted to customers in the Company's market area. The concentration of credit by type of loan is set forth in the tables below. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Additional information regarding the Company's loans receivable can be found in Notes 1 and 4 to the Consolidated Financial Statements.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.


(Dollars in Thousands)
At December 31,                              2001                       2000                      1999
------------------------------------------------------------------------------------------------------------------
                                                    % of                       % of                       % of
                                      Amount       Total         Amount       Total         Amount       Total
                                  -------------------------- -------------------------- --------------------------
Type of loan:
    Mortgage Loans:
      Single-family residential    $    139,739    60.79 %    $    188,133    71.04 %    $    179,109    73.10 %
      Construction                        6,093     2.65             3,912     1.48            12,612     5.15
      Multi-family residential              166     0.07               346     0.13               425     0.17
      Commercial real estate             40,119    17.45            28,851    10.90            18,798     7.67
      Equity lines of credit              4,421     1.92             4,227     1.60             3,406     1.39
                                  -------------------------- -------------------------- --------------------------
Total mortgage loans                    190,538    82.88           225,469    85.15           214,350    87.48
    Commercial business loans            20,468     8.90            19,702     7.44            18,144     7.41
    Consumer loans                       25,287    11.00            24,398     9.21            21,803     8.90
                                  -------------------------- -------------------------- --------------------------
Total loans                             236,293   102.78           269,569   101.80           254,297   103.79

Less:
    Allowance for loan losses            (2,710)   (1.18)           (2,714)   (1.01)           (2,747)   (1.12)
    Net deferred loan fees                 (161)   (0.07)             (197)   (0.07)             (222)   (0.09)
    Unadvanced loan funds                (3,531)   (1.53)           (1,853)   (0.72)           (6,332)   (2.58)
                                  -------------------------- -------------------------- --------------------------
Total loans, Net                   $    229,891   100.00 %    $    264,805   100.00 %    $    244,996   100.00 %
                                  ========================== ========================== ==========================


(Dollars in Thousands)
At December 31,                             1998                       1997
------------------------------------------------------------ --------------------------
                                                    % of                       % of
                                      Amount       Total         Amount       Total
                                  -------------------------- --------------------------
Type of loan:
    Mortgage Loans:
      Single-family residential    $    169,362   75.02 %     $    169,694    79.72 %
      Construction                       12,588    5.58             10,286     4.83
      Multi-family residential              481    0.21                546     0.26
      Commercial real estate             16,887    7.48             13,900     6.53
      Equity lines of credit              2,040    0.90                587     0.28
                                  -------------------------- --------------------------
Total mortgage loans                    201,358   89.19            195,013    91.62
      Commercial business loans          13,861    6.14              9,821     4.61
      Consumer loans                     19,348    8.57             15,768     7.41
                                  -------------------------- --------------------------
Total loans                             234,567  103.90            220,602   103.64

Less:
      Allowance for loan losses          (2,726)  (1.21)            (2,760)   (1.30)
      Net deferred loan fees               (300)  (0.13)              (373)   (0.17)
      Unadvanced loan funds              (5,789)  (2.56)            (4,629)   (2.17)
                                  -------------------------- --------------------------
Total loans, Net                   $    225,752  100.00 %     $    212,840   100.00 %
                                  ========================== ==========================



The Company's primary lending products are single-family residential loans, commercial loans and consumer loans with the largest concentration in single-family residential loans. Residential mortgage loan applications are developed primarily from advertising, referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate and commercial business loan applications are obtained primarily from previous borrowers, direct solicitations by Company personnel, as well as referrals. Consumer loans originated by the Company are obtained primarily from advertising, direct mail campaigns and through existing and walk-in customers.

The Company has been historically dependent on interest income from residential mortgage loans. Interest income from residential mortgage loans was $13.2 million, $14.4 million and $13.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, which amounts represent 53.0%, 56.9% and 57.9% of total income of the Company for such years. The Company's second largest source of interest income is from commercial real estate and commercial business loans. Interest income from commercial loans was $4.5 million, $3.9 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, which amounts represent 18.3%, 15.5% and 14.1% of total income of the Company during those years. The Company's interest income from consumer loans was $2.5 million, $2.4 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, which amounts represent 10.2%, 9.5% and 9.6% of total income of the Company during those years. Interest income from all loans was $20.2 million, $20.7 million and $18.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing 81.5%, 81.9% and 81.6% of total income of the Company during those years.

LOAN ORIGINATION AND SALES ACTIVITY. The Company has made some progress towards reducing its historical dependence on interest income from residential mortgage loans. Fueled by favorable market conditions and its desire to accelerate the change in loan mix, management of the Company began early during 2001 to originate almost all of its residential loans for sale in the secondary market. The management of the Company expects to continue selling residential loans to the extent that it can maintain net interest income while selling originated loans, and to the extent that local market conditions relating to new residential loans allow the Company an opportunity to maintain its origination and sales volumes. The Company does not expect to originate loans outside of its market. The table below sets forth the Company's total loan origination and loan reduction experience during the periods indicated.


(Dollars in Thousands)
Years Ended December 31,                             2001             2000              1999
-------------------------------------------------------------- ----------------  ----------------
Loans receivable, net beginning of period       $   264,805        $   244,996         $  225,752
Loan originations:
  Single-family residential                          48,897             27,624             37,154
  Construction                                        9,297              8,227             14,704
  Multi-family residential                              -                  -                  -
  Commercial real estate                             12,300             12,206              5,803
  Commercial business loans                           7,493             12,500             22,395
  Consumer loans                                     14,890             16,037             16,642
                                             ----------------- ----------------  ----------------
     Total loan originations                         92,877             76,594             96,698
                                             ----------------- ----------------  ----------------
Loan reductions:
  Loan sales                                        (56,022)            (4,415)            (8,565)
  Loan participation                                    -                  -               (2,471)
  Principal repayments                              (70,634)           (56,783)           (73,417)
  Other changes, net (1)                             (1,135)             4,413              6,999
                                             ----------------- ----------------  ----------------
     Total loan reductions                         (127,791)           (56,785)           (77,454)
                                             ----------------- ----------------  ----------------
Loans receivable, net end of period             $   229,891        $   264,805        $   244,996
                                             ================= ================  ================

-----------------------------
(1) Includes changes in net deferred loan fees, allowance for loan losses, and unadvanced loan funds.

The Company sold $8.6 million, $4.4 million and $56.0 million of single-family residential loans during the years ended December 31, 1999, 2000 and 2001, respectively. The loan sales in 1999 occurred during the first half of the year and the sales in 2000 occurred primarily during the last quarter of that year. Loan sales occurred throughout the 2001 year. The gain on sale of loans is a significant portion of total non-interest income, and for 2001 compared to 2000, this source of income provided the most growth in non-interest income. The Company expects to continue selling single-family residential loans to the extent that it can maintain net interest income while selling originated loans, and to the extent that local market conditions relating to new residential loans allow the Company an opportunity to maintain its origination and sales volumes.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The contractual maturities of the Company's loan portfolio do not reflect the expected timing of loan repayments. The average life of the Company's loans is substantially less than contractual terms because of loan prepayments and because of due-on-sale clauses relating to a loan's collateral. A due-on-sale clause requires a loan to be paid in full upon sale of the underlying collateral. Prepayments occur when loan repayments are made before they are contractually due. Prepayment amounts are expected to be higher when competing loan rates are lower than actual (contractual) loan rates. Prepayment amounts are expected to be lower when competing loan rates are higher than actual loan rates.

The following table sets forth the time to contractual maturity of the Company's loan portfolio at December 31, 2001.


(In thousands)                                                   Over One
                                           Less than           Through Five           Over Five
                                            One Year               Years                Years                Total
                                       -----------------  -------------------- --------------------  -------------------

Single-family residential                 $    5,279          $    23,367          $    111,093        $    139,739
Construction                                   6,093                  -                    -                  6,093
Multi-family residential                         166                  -                    -                    166
Commercial real estate                         4,961               11,729                23,429              40,119
Equity lines of credit                         4,421                  -                    -                  4,421
Commercial business loans                      8,781                7,528                 4,159              20,468
Consumer loans                                 6,001               11,360                 7,926              25,287
                                       -------------------  -------------------- --------------------  -------------------
Total                                     $   35,702          $    53,984          $    146,607          $  236,293
                                       ===================  ==================== ====================  ===================


Additionally, the table below sets forth the dollar amount at December 31, 2001 of all loans contractually due after December 31, 2002, for all loans with predetermined rates or fixed rates and for all loans with floating or adjustable interest rates.

(In thousands)                                           Fixed             Adjustable
                                                         Rates                Rates
                                                 -------------------- --------------------
Single-family residential                            $   75,881            $    58,579
Construction                                                -                      -
Multi-family residential                                    -                      -
Commercial real estate                                   19,856                 15,302
Equity lines of credit                                      -                      -
Commercial business loans                                 4,443                  7,244
Consumer loans                                           18,361                    925
                                                 -------------------- --------------------
Total                                                $  118,541            $    82,050
                                                 ==================== ====================


UNDERWRITING STANDARDS AND LOAN ORIGINATION PROCEDURES. The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Applications for real estate mortgage loans, construction loans and commercial real estate, commercial business loans and consumer loans must be reviewed and approved by appropriate Loan Officers, the Directors' Loan Committee of the Company's Board of Directors, and the full Board of Directors, depending on the amount of the request. The Directors' Loan

Committee is comprised of five directors, one of whom is the Chairman, President and Chief Executive Officer, and two outside directors, one of whom is designated as the chairman. Any loan of $1,000,000 or more must also be approved by the Board of Directors.

Single-family residential loans are originated and underwritten subject to written underwriting standards and loan origination procedures established by the Board of Directors and management. Additionally, such loans are generally underwritten and documented according to standards required by the secondary market to permit their sale in the secondary market. Substantially all of the Company's residential loans consist of conventional loans. The Company originates such loans in its market area. The Company does not expect to originate or purchase loans outside of its market area. Additional information regarding single-family residential loans can be found in the Company's 2001 Annual Report and in Notes 1 and 4 of the Notes to Consolidated Financial Statements.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, an independent inspector periodically inspects the project. Single-family construction loans are included in the Company's Construction loan portfolio.

Commercial real estate and multi-family residential lending, included in the Company's commercial loan portfolio, entail different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

Commercial business loans are included in the Company's commercial loan portfolio. Commercial business lending also entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances attributed to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for a business's products and services. The Company attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering businesses with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. The Company concentrates its commercial business lending activities among small- to mid-size businesses in Lafayette, Louisiana and contiguous parishes, in a manner consistent with its current underwriting standards.

Consumer loans and equity lines of credit are included in the Company's consumer loan portfolio. The Company offers consumer loans and home equity lines of credit in order to provide a full range of retail financial services to its customers. Consumer loans generally involve more credit risk than single-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer-lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer finance loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company originates substantially all consumer loans and home equity lines of credit in its primary market area.

ASSET QUALITY

As part of the Company's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Company's assets are subject to review under the classification system. All assets of the Company are periodically reviewed, and the Audit Committee of the Board of Directors of the Bank reviews the classifications on at least a quarterly basis. When the account becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more. During the last several years, the Company's asset quality has remained well above peer group comparatives.

DELINQUENT LOANS, NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS. The following table presents information regarding accruing loans which are contractually past due 90 days or more as to principal or interest payments; loans accounted for on a non-accrual basis; and loans not already included but which are "troubled debt restructurings" as defined in FAS 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS.


(Dollars in Thousands)
At December 31,                                  2001        2000        1999        1998       1997
--------------------------------------------------------- ----------- ----------- ----------- ----------
Accruing loans 90 days or more past due:
  Single-family residential                    $    -     $    -      $    -       $   -       $   -
  Construction                                      -          -           -           -           -
  Multi-family residential                          -          -           -           -           -
  Commercial real estate                            -          -           -           -           -
  Equity lines of credit                            -          -           -           -           -
  Commercial business loans                         -          -           -           -           -
  Consumer loans                                    -          -           -           -           -
                                               ---------- ----------- ----------- ----------- ----------
   Total accruing loans                             -          -           -           -           -
                                               ---------- ----------- ----------- ----------- ----------
Non-accrual loans:
  Single-family residential                          17          41          33        140         285
  Construction                                      -          -           -           -           -
  Multi-family residential                          -          -           -           -           -
  Commercial real estate                            -          -           -           -           -
  Equity lines of credit                            -          -             18        -           -
  Commercial business loans                         430         148        -           -           -
  Consumer loans                                     15          22          49         50         129
                                               ---------- ----------- ----------- ----------- ----------
   Total non-accrual loans                          462         211         100        190         414
                                               ---------- ----------- ----------- ----------- ----------
Total non-performing loans                          462         211         100        190         414
Other real estate owned, and repossessed
     assets                                         207          11        -             7         204
                                               ---------- ----------- ----------- ----------- ----------
Total non-performing assets                         669         222         100        197         618
                                               ========== =========== =========== =========== ==========

Performing troubled debt restructurings         $   347    $    404    $    453    $   490      $  515
                                               ========== =========== =========== =========== ==========
Total non-performing assets and troubled
   debt restructurings                          $ 1,016    $    626    $    553    $   687      $1,133
                                               ========== =========== =========== =========== ==========


Non-performing assets to total loans               0.28%       0.08%       0.04%      0.08%       0.29%
Non-performing assets to total assets              0.21        0.07        0.03       0.07        0.22
Non-performing loans to total loans                0.20        0.08        0.04       0.08        0.19
Non-performing loans to total assets               0.15        0.07        0.03       0.07        0.15
Total non-performing assets and troubled
    debt restructurings to total assets            0.32        0.19        0.18        0.24       0.41



Total non-performing assets increased during 2001 in both total volume and as a percentage of total loans and total assets. Such increase was due principally to one large commercial credit that is considered impaired under Statement of Financial Accounting Standards 114 at December 31, 2001. Additional information with regard to impaired loans can be found in Note 4 to the Consolidated Financial Statements. Because of the allowance for loan losses associated with this loan, and because of the change in the loan mix during 2001, the allowance for loan losses to total loans increased from 1.01% at December 31, 2000 to 1.15% at December 31, 2001. The ratio of allowance for loan losses to total non-performing loans and troubled debt restructurings remains strong at 586.58%. Despite the increase in non-performing loans and the status of the general economy, management does not believe that the loan portfolio in general has declined in quality. During 2001 management increased the monitoring process for watch list credits, and reports on such credits regularly to the audit committee of the Board of Directors of the Bank.

OTHER CLASSIFIED ASSETS. Federal regulations require that the Company classify its assets on a regular basis. In addition, concerning examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 2001, the Company had $1.6 million of assets classified substandard and no assets classified as doubtful or loss. At such date, the aggregate of the Company's classified assets amounted to 0.5% of total assets.

POTENTIAL PROBLEM LOANS. As of December 31, 2001, the Company had not identified any additional potential problem loans that are not already described above in sections titled DELINQUENT LOANS, NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS, and OTHER CLASSIFIED ASSETS.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is evaluated on a regular basis by management and is based upon management's periodic review and evaluation of various factors, including the collectibility of the loan portfolio, the nature of the portfolio, credit concentrations, and trends in historical loss experience, specific impaired loans, and prevailing economic conditions that may adversely affect the borrower's ability to repay, and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows using the loan's effective interest rate.

Management of the company presently believes that its allowance for loan losses is adequate to cover any potential losses in the Company's loan portfolio. However, future adjustments to this allowance may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard. ALLOWANCE FOR LOAN LOSSES found in Note 1 to the Consolidated Financial Statements provides additional information regarding the Company's allowance for loan losses. The following table describes the activity related to the Company's allowance for possible loan losses for the periods indicated.


(Dollars in Thousands)
Years Ended December 31,                   2001              2000             1999              1998              1997
----------------------------------------------------     -------------    -------------     -------------     -------------
Balance, beginning of period          $    2,714          $   2,747        $    2,726        $     2,760       $     2,592
Provision for loan losses                     20                (83)             -                    90               180
Charge-offs:
  Single-family residential                  (30)              -                   (4)               (40)              (14)
  Construction                               -                 -                 -                  -                  -
  Multi-family residential                   -                 -                 -                  -                  -
  Commercial real estate                     -                 -                 -                  -                  -
  Equity lines of credit                                         (8)             -                  -                  -
  Commercial business loans                  (31)              -                  (25)              (169)              -
  Consumer loans                            (182)              (162)             (156)              (104)             (221)
                                       -------------     -------------    -------------     -------------     -------------
   Total charge-offs                        (243)              (170)             (185)              (313)             (235)
                                       -------------     -------------    -------------     -------------     -------------
Recoveries:
  Single-family residential                   44                 55                40                 36                76
  Construction                               -                  -                 -                  -                 -
  Multi-family residential                   -                  -                 -                  -                 -
  Commercial real estate                     -                  -                 -                  -                  56
  Equity lines of credit                     -                  -                 -                  -                 -
  Commercial business loans                   53                 37                47                 22               -
  Consumer loans                             122                128               119                131                91
                                       -------------     -------------    -------------     -------------     -------------
   Total recoveries                          219                220               206                189               223
                                       -------------     -------------    -------------     -------------     -------------
Net (charge-offs) / recoveries               (24)                50                21               (124)              (12)
                                       -------------     -------------    -------------     -------------     -------------
Balance, end of period
                                        $  2,710          $   2,714        $    2,747        $     2,726       $     2,760
                                       =============     =============    =============     =============     =============
Allowance for loan losses to
 total non-performing loans
 and troubled debt restructurings
 at end of period                         586.58 %           441.30 %          496.75 %           396.80 %          297.09 %
                                       =============     =============    =============     =============     =============
Allowance for loan losses to
 total loans at end of period               1.15 %             1.01 %            1.08 %             1.16 %            1.25 %
                                       =============     =============    =============     =============     =============
Net (charge-offs) / recoveries to
 average loans outstanding                 (0.01)%             0.02 %            0.01 %           (0.06)%            (0.01)%
                                       =============     =============    =============     =============     =============


The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentage that loans in each category bear to total loans. This allocation is used by management to assist in its evaluation of the Company's loan portfolio. It should be noted that allocations are no more than estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Company's assessment of its loan portfolio, all of the Company's allowances for losses on loans have been allocated to the categories of loans indicated. Allocations to loans are based primarily on the creditworthiness of each borrower. In addition, general allocations are also made to each category based upon, among other things, the current impact of economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on the prior loss experience and a review of current economic conditions.

    (Dollars in Thousands)
    At December 31,                           2001                    2000                    1999
    -------------------------------------------------------- ----------------------- ------------------------
                                                  Percent                 Percent                  Percent
                                                  of Loans                of Loans                of Loans
                                                  to Gross                to Gross                to Gross
                                       Amount      Loans       Amount      Loans       Amount       Loans
                                     ----------- ----------- ----------- ----------- ------------------------
Mortgage loans:
      Single-family residential       $   832      59.14%     $  1,119      69.79%     $   992        70.43%
      Construction                         20       2.58%           31       1.45%          74         4.96%
      Multi-family residential              1       0.07%            3       0.13%           3         0.17%
      Commercial real estate              133      16.98%          409      10.70%         505         7.39%
      Equity lines of credit               20       1.87%           87       1.57%          81         1.34%
                                     ----------- ----------- ----------- ----------- ------------------------
Total mortgage loans                    1,006      80.64%        1,649      83.64%       1,655        84.29%
                                     ----------- ----------- ----------- ----------- ------------------------
      Commercial business loans         1,000       8.66%          791       7.31%         737         7.14%
      Consumer loans                      704      10.70%          274       9.05%         355         8.57%
                                     ----------- ----------- ----------- ----------- ------------------------
Total non-mortgage loans                1,704      19.36%        1,065      16.36%       1,092        15.71%
                                     ----------- ----------- ----------- ----------- ------------------------
Total allowance for loans             $ 2,710     100.00%     $  2,714     100.00%   $   2,747       100.00%
                                     =========== =========== =========== =========== ========================


    (Dollars in Thousands)
    At December 31,                           1998                    1997
    -------------------------------------------------------- -----------------------
                                                  Percent                 Percent
                                                  of Loans                of Loans
                                                  to Gross                to Gross
                                       Amount      Loans       Amount      Loans
                                     ----------- ----------- ----------- -----------
Mortgage loans:
      Single-family residential       $  1,591     72.20%      $1,739      76.92%
      Construction                          80      5.37%          64       4.66%
      Multi-family residential               3      0.20%           5       0.25%
      Commercial real estate               397      7.20%         350       6.30%
      Equity lines of credit                31      0.87%           9       0.27%
                                     ----------- ----------- ----------- -----------
Total mortgage loans                     2,102     85.84%       2,167      88.40%
                                     ----------- ----------- ----------- -----------
      Commercial business loans           346       5.91%         274       4.45%
      Consumer loans                      278       8.25%         319       7.15%
                                     ----------- ----------- ----------- -----------
Total non-mortgage loans                  624      14.16%         593      11.60%
                                     ----------- ----------- ----------- -----------
Total allowance for loans            $  2,726     100.00%     $ 2,760     100.00%
                                     =========== =========== =========== ===========


INVESTMENT SECURITIES AND INVESTING ACTIVITIES
The Company's second largest asset group is investment securities, amounting to approximately 16.4% and 11.1% of total assets at December 31, 2001 and 2000, respectively. Investment securities provide the Company both an additional significant source of income and a source of secondary liquidity (cash and cash equivalents being the Company's primary liquidity). Income from investments amounted to $2.3 million, $2.9 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, which amounts represent 9.1%, 11.6% and 11.9% of the Company's total income for such years. The Company's investments typically include time deposits in other banks that have a maturity greater than 90 days, securities issued by the U.S. Government and federal agencies, corporate bonds, mortgage-backed securities and certain marketable equity securities. All of the Company's investments are in domestic securities. None of its securities are tax exempt obligations.

Investment securities that are held principally for resale in the near term are classified as trading securities and are carried at fair value, with changes in fair value recorded in earnings. Quoted market prices are used to determine fair value. Investment securities that management has the positive intent and ability to hold to maturity, are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Investment Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale are recognized in other comprehensive income net of applicable income taxes. The cost of securities sold is recognized using the specific identification method. Time deposits in other banks are not otherwise classified. The maximum investment in time deposits in any one bank is $100,000.

The following table sets forth information about the Company's investment securities indicating amounts periodically due and weighted average yield for each range of maturities at December 31, 2001.


(Dollars In Thousands)                                             Amounts (Book Value) Due
                                                       -------------------------------------------------
                                                                    After One   After Five
                                                                       Year        Years
                                            Weighted        In       Through      Through
                                            Average      One Year      Five         Ten      After Ten      Total
                                             Yield       or Less      Years        Years       Years       Amounts
                                           ----------------------  ------------------------------------ ------------
U.S. Treasury Notes and Bonds                 6.01%      $   -     $    497      $    -      $    -        $    497
Corporate Bonds                               5.15%          -        2,009           -           -           2,009
                                                       ----------  -----------  -----------  ----------  -----------
                                                         $   -     $  2,506      $    -      $    -        $  2,506
                                                       ----------  -----------  -----------  ----------
Mortgage-backed securities:
    with fixed rates                          5.16%                                                          30,778
    with adjustable rates                     6.21%                                                          18,262
Marketable equity securities                  13.5%                                                               5
                                                                                                         ------------
     Total Investments                                                                                    $  51,551

Time Deposits in Other Banks                  4.05%          603      2,445           -           -           3,048
                                                       ----------  -----------  -----------  ----------  -----------
Total Investments and Time Deposits                     $    603    $ 4,951       $   -       $   -       $  54,599
                                                       ================================================= ============

Weighted Average Yield                                      4.05%      4.69%


The majority of the Company's investment in mortgage-backed securities represents debt of U.S. government agencies such as the Government National Mortgage Association ("GNMA") and in government-sponsored enterprises such as the Federal National Mortgage Corporation ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). On a limited basis, the Company also invests in issues of private companies. Below is list of aggregate investments by issuer at December 31, 2001.


(In thousands)                                  Aggregate          Aggregate
                                                   Book              Market
Name of Issuer                                    Value              Value
--------------------------------------------------------------  -----------------
GNMA                                          $        3,980     $        4,023
FNMA                                                  10,138             10,265
FHLMC                                                 29,928             29,921
Northwest Asset Securities Corporation                 4,994              4,938
                                             -----------------  -----------------
                                              $      49,040      $      49,147
                                             =================  =================


The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks in the United States comprising the FHLB System. As a condition of membership in the FHLB system, the Company owns stock in the FHLB, representing an equity interest that does not have a readily determinable value (for purposes of FAS 115) because its ownership is restricted and it lacks a market. It can be sold only to the FHLB or to another member institution. It is carried at cost, which is also equal to the par value of the stock. Both cash and stock dividends are received on FHLB stock and are reported as income. The stock dividends are redeemable at par value. At December 31, 2001, FHLB stock amounted to $4.3 million, or 1.4% of total assets.

SOURCES OF FUNDS
GENERAL. The Company's sources of funds include deposits obtained from its customers, borrowings in the form of Securities Sold Under Agreements to Repurchase, borrowings from the FHLB and borrowings from other banks, and equity capital.

DEPOSITS AND DEPOSIT ACTIVITIES. The Company's primary funding source is deposits. The Bank is a Savings Association Insurance Fund ("SAIF") insured bank through which it obtained federal insurance for its depositors. Deposits funded 68.3% of total assets at December 31, 2001 compared to 69.2% at December 31, 2000. The current deposit product offerings include both interest bearing and noninterest bearing demand accounts, savings accounts, and certificates of deposit ranging in maturities from 90 days to 10 years. Deposits are obtained from the Company's market area. All of the Company's deposits are deposits in domestic bank offices. The Company does not accept broker deposits.

The Company attracts local deposit accounts by offering a wide variety of features related to its accounts, competitive interest rates, and convenient service hours at its branch office locations. The Company uses traditional marketing methods to attract new customers and deposits, including print and broadcast advertising, direct mail marketing, and direct calling efforts.

The Company's aggregate balance of certificates of deposit with a balance of $100,000 or more at December 31, 2001 was $43.0 million. The scheduled maturities of such certificates of deposit were as follows:

              Over Three      Over Six       Over One      Over Two       Over Three
   Three        Months         Months          Year          Years          Years       Over
  Months       Through         Through       Through        Through        Through      Five
 and Less     Six Months      One Year      Two Years     Three Years     Five Years    Years       Total
------------ -------------  -------------- ------------- --------------  ------------- --------  ------------
                                                (In Thousands)
 $   6,414    $    8,116      $   10,326    $    6,651    $    11,176     $      311    $   -     $  42,994
============ =============  ============== ============= ==============  ============= ========  ============


BORROWINGS AND BORROWING ACTIVITIES. The Company's borrowings normally include both short-term and long-term borrowings. Like many other financial institutions, the Company has experienced increasing difficulty in attracting net new deposits in amounts necessary to fully fund new loan demand. The FHLB has provided an important funding source that, when used together with deposits, is expected to be an adequate source of funds to meet anticipated loan demand. The Company's securities sold under agreements to repurchase are explained in
Note 9 of the Consolidated Financial Statements. The Company`s long-term debt, which includes both borrowings from the FHLB and from other banks, is explained in Note 10 of the Notes to the Financial Statements.

EQUITY. Stockholders' equity provides a permanent source of funding to the Company, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At December 31, 2001, stockholders' equity totaled $26.8 million, or 8.5% of total assets at such date. Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, the Company and the Bank significantly exceeded all applicable regulatory capital ratio requirements. Substantial restrictions exist regarding the payment of dividends as explained in Notes 13 and 18 of the Notes to the Financial Statements.

SUPERVISION AND REGULATION
GENERAL. The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA") and to supervision by the Federal Reserve Board ("FRB"). The BHCA requires the Company to obtain the prior approval of the FRB for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Company, including its non-banking activities, is subject to regulation and examination by the OFI and by the FRB. The Company's banking activities are subject to regulation and examination by the FDIC and the OFI, and are also subject to certain requirements established by the FRB.

The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings) and changes in reserve requirements on bank deposits.

FINANCIAL MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of non-banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks and state banks with requisite investment authority under applicable state law are also authorized by the GLB Act to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments; and
(iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries).

The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

The Company became a financial holding company in April of 2000, in order to utilize the expanded powers offered by the GLB Act.

LOANS-TO-ONE BORROWER LIMITATIONS. The Louisiana Savings Bank Act of 1990 (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under the LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of a savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through
(iv). Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 2001, the Company's limit on loans-to-one borrower under LSBA was approximately $4.2 million. At December 31, 2001, the Company's five largest loans or groups of loans-to-one borrower ranged from $2.3 million to $3.4 million and all such loans were performing in accordance with their terms.

FEDERAL TAXATION
The Company and the Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code, and the Bank is subject to certain additional provisions of the Internal Revenue Code which apply to financial institutions. The Company, the Bank, and the non-bank subsidiary file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2001 and 2000 included approximately $7.1 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made, because before that date such earnings were not subject to federal income tax. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income, and it will become subject to federal income tax.

The net deferred tax asset at December 31, 2001 includes $3.6 million of future deductible temporary differences. Included is $2.7 million related to accumulated provisions for loan losses deducted from income in the Company's financial statements over several years that have not been deducted against federal taxable income for any tax year.

STATE TAXATION
Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, and it is subject to Louisiana franchise tax. In addition, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items are also subtracted in calculating a company's capitalized earnings. The Louisiana Shares Tax and franchise tax are included in non-interest expense.

AVAILABLE INFORMATION
The Company's common stock trades on the AMEX under the symbol "ANA" and is listed as Acadiana Bancshares, Inc. in THE WALL STREET JOURNAL and under similar designations in other daily newspapers. The Company files annual reports (Form 10-K) and quarterly reports (Form 10-Q) with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains these and other reports filed by the Company including proxy and information statements at http://www.sec.gov. Information about the Company is also available at its website found at www.acadianabancshares.com.


ITEM 2.  DESCRIPTION OF PROPERTY

The management of the Company considers all facilities, both owned and leased, to be suitable and adequate for their intended purposes. The following table sets forth certain information related to the Company's offices at December 31, 2001.

                                                                   Net Book Value of
                                                                     Premises and
                                         Owned or                    Equipment at
                                          Leased                   December 31, 2001
                                        ------------             --------------------
                                                                    (In Thousands)
Main Office:
 200  West Congress
 Lafayette, Louisiana  70501              Owned                     $  5,072

Branch Offices:
 Northside Office
 2601 Moss Street
 Lafayette, Louisiana  70501              Owned                         432

 Southside Office
 3701 Johnston Street
 Lafayette, Louisiana  70503              Owned                         143

 Broadmoor Office
 5301 Johnston Street
 Lafayette, Louisiana  70503              Owned                         203

 New Iberia Office
 230 West Main Street
 New Iberia, Louisiana  70560             Owned                         447

Loan Production Office:
 Eunice Loan Production Office
 136 South Third Street
 Eunice, Louisiana  70535                 Leased                          6
                                                               -----------------
                                                                $     6,303
                                                               =================


In December of 2000, the Company sold its former headquarters and Bank's main office building located at 101 West Vermilion Street, Lafayette, Louisiana, and leased back those facilities through March 31, 2001. On March 3, 2001, the Company moved its headquarters and the Bank's main office from 101 West Vermilion Street, Lafayette, Louisiana to 200 West Congress Street, Lafayette, Louisiana.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART 2

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required herein, to the extent applicable, is incorporated by reference from page 53 of the Registrant's 2001 Annual Report to Stockholders ("Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA

The Information required herein is incorporated by reference from page 6 of the Registrant's 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Information required herein is incorporated by reference from pages 7 through 21 of the Registrant's 2001 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is incorporated by reference from pages 17 through 20 of the Registrant's 2001 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference from pages 22 through 51 of the Registrant's 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from pages 2 through 3, and page 10 of the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from pages 8 through 12 of the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein is incorporated by reference from pages 6 through 7 of the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from pages 10 through 11 of the Registrant's Proxy Statement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of this Report.

(1)      The following financial statements are incorporated by reference from
         Item 8 hereof (see Exhibit 13):

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Income Statements for the Fiscal Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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



                                  EXHIBIT INDEX

3.1 (1)  Articles of Incorporation of Acadiana Bancshares, Inc.
3.2 (1)  Bylaws of Acadiana Bancshares, Inc.
4.0 (1)  Form of Stock Certificate of Acadiana Bancshares, Inc.
10.1 (2) Stock Option Plan
10.2 (2) 1996 Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3 (3) Employment Agreement between LBA Savings Bank and Gerald G. Reaux, Jr.
10.4 (4) Form of Severance Agreement between Acadiana Bancshares, Inc., LBA
         Savings Bank and Lawrence Gankendorff, Wayne Bares, Gregory King,
         James J. Montelaro, Mary Anne Bertrand, Emile E. Soulier, III and
         Thomas F. Debaillon.
10.5 (5) Form of Amendment No. 1 to Severance Agreements
13.0     2001 Annual Report to Stockholders
21.0     Subsidiaries of the Registrant - Reference is made to "Item 1.
         "Business" for the required information
23.1     Consent of Castaing, Hussey & Lolan, LLC


-------------------

(1) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.
(2) Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996 filed by the Registrant with the SEC (Commission File No. 1-14364).
(3) Incorporated herein by reference to the Annual Report on Form 10-K (File No. 1-14364) filed by the Registrant with the SEC on March 31, 1997.
(4) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 28, 2001.
(5) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 29, 2000.

(b)      Reports on Form 8-K
          not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACADIANA BANCSHARES, INC.

March 27, 2002                      By:  /s/ Gerald G. Reaux, Jr.
                                         ----------------------------
                                         Gerald G. Reaux, Jr.
                                         Chairman, President and Chief Executive
                                         Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                           Title                                            Date
---------------------------------------------- ------------------------------------------------ ----------------------
                                               Chairman of the Board, President and
/s/ Gerald G. Reaux, Jr.                       Chief Executive Officer                          March 27, 2002
----------------------------------------------
Gerald G. Reaux, Jr.


/s/ Lawrence Gankendorff
----------------------------------------------
Lawrence Gankendorff                           Vice Chairman of the Board                       March 27, 2002


/s/ Albert W. Beacham, M.D.
----------------------------------------------
Albert W. Beacham, M.D.                        Director                                         March 27, 2002


/s/ James J. Monelaro
----------------------------------------------
James J. Montelaro                             Executive Vice President and Director            March 27, 2002


/s/ John H. DeJean
----------------------------------------------
John H. DeJean                                 Director                                         March 27, 2002


/s/ Thomas S. Ortego
----------------------------------------------
Thomas S. Ortego                               Director                                         March 27, 2002


/s/ Donald J. O'Rourke, Sr.
----------------------------------------------
Donald J. O'Rourke, Sr.                        Director                                         March 27, 2002


/s/ Kaliste J. Saloom, Jr.
----------------------------------------------
Kaliste J. Saloom, Jr.                         Director                                         March 27, 2002


/s/ Emile E. Soulier, III                      Senior Vice President and Chief
---------------------------------------------- Financial Officer (principal financial           March 27, 2002
Emile E. Soulier, III                          and accounting officer)
