Form 10-Q
period 2002-03-31
ACADIANA BANCSHARES INC /LA
filed 2002-05-15
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                        _____________________________

                                 FORM 10-Q


   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                       Commission file number 1-14364

                           Acadiana Bancshares, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


       Louisiana                                            72-1317124
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

   200 West Congress Street
   Lafayette, Louisiana                                       70501
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2002, 1,166,414 shares of the Registrant's common stock were issued and outstanding. Of that total, 202,666 shares were held by the Registrant's Employee Stock Ownership Plan, of which 90,212 were not committed to be released.



                          ACADIANA BANCSHARES, INC.

                             TABLE OF CONTENTS



                                                                        Page
                                                                        ----
Part I.       Financial Information
-------       ---------------------

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets
              (As of March 31, 2002 and December 31, 2001)                3

              Consolidated Income Statements (For the three months
              ended March 31, 2002 and 2001)                              4

              Consolidated Statements of Stockholders' Equity (For
              the three months ended March 31, 2002 and 2001)             5

              Consolidated Statements of Cash Flows (For the three
              months ended March 31, 2002 and 2001)                       6

              Notes to Consolidated Financial Statements                  7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10

Item 3        Quantitative and Qualitative Disclosures About
              Market Risk                                                19

Part II.      Other Information
--------      -----------------

Item 1.       Legal Proceedings                                          21
Item 2.       Changes in Securities                                      21
Item 3.       Defaults Upon Senior Securities                            21
Item 4.       Submission of Matters to a Vote of Security Holders        21
Item 5.       Other Information                                          21
Item 6.       Exhibits and Reports on Form 8-K                           21

Signatures                                                               22



                  ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED

March 31, 2002 and December 31, 2001
(In Thousands, except share data)

Assets
                                                                                             2002             2001
                                                                                         -----------     ------------
Cash and Cash Equivalents:
   Cash and Amounts Due from Banks                                                       $     3,330     $      3,097
   Interest-Bearing Demand Deposits                                                            4,281            8,198
                                                                                         -----------     ------------
       Total Cash and Cash Equivalents                                                         7,611           11,295
Time Deposits in Other Banks                                                                   2,948            3,048
Securities Available for Sale, at Fair Value                                                  29,452           19,712
Securities Held to Maturity (Fair Value of $28,849 and $32,048 respectively)                  28,813           31,989
Federal Home Loan Bank Stock, at Cost                                                          4,353            4,321
Loans Held for Sale                                                                            3,473            4,827
Loans Receivable, Net of Allowance for Loan Losses of $2,429
   and $2,710, respectively                                                                  219,037          229,891
Investment in Limited Liability Company                                                          861              833
Premises and Equipment, Net                                                                    6,429            6,303
Accrued Interest Receivable                                                                    1,564            1,398
Cash surrender value of life insurance                                                         6,211              135
Other Assets                                                                                   1,723            1,753
                                                                                         -----------     ------------
Total Assets                                                                             $   312,475     $    315,505
                                                                                         ===========     ============

Liabilities and Stockholders' Equity
Deposits:
   Non-interest Bearing                                                                  $    13,576     $     14,395
   Interest Bearing                                                                          199,148          201,174
                                                                                         -----------     ------------
        Total Deposits                                                                       212,724          215,569
Securities Sold Under Agreements to Repurchase                                                 2,488            2,758
Accrued Interest Payable                                                                         511              524
Long-Term Debt                                                                                68,881           68,971
Accrued and Other Liabilities                                                                  1,233              871
                                                                                         -----------     ------------
Total Liabilities                                                                            285,837          288,693
                                                                                         -----------     ------------

Stockholders' Equity:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
   -0- shares issued or outstanding                                                              -                -
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
   2,731,250 shares issued                                                                        27               27
Additional Paid-in Capital                                                                    32,754           32,626
Retained Earnings                                                                             25,878           25,515
Unearned Common Stock Held by ESOP Trust                                                      (1,111)          (1,177)
Unearned Common Stock Held by RRP Trust                                                         (420)            (434)
Accumulated Other Comprehensive Income                                                             2               99
Treasury Stock, at Cost; 1,570,836 and 1,547,529 Shares, respectively                        (30,492)         (29,844)
                                                                                         -----------     ------------
Total Stockholders' Equity                                                                    26,638           26,812
                                                                                         -----------     ------------
Total Liabilities and Stockholders' Equity                                               $   312,475     $    315,505
                                                                                         ===========     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                 ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
                                 UNAUDITED


Three Months Ended March 31, 2002 and 2001
(In Thousands, except per share data)
                                                                  ----------------------------------
                                                                        2002                2001
                                                                  ---------------     --------------
Interest and Dividend Income:
  Loans, including fees                                           $         4,276     $        5,262
  Debt Securities                                                             625                607
  Dividends                                                                    32                 57
  Trading Account Securities                                                  -                    2
  Interest Bearing Deposits                                                    71                134
                                                                  ---------------     --------------
Total Interest and Dividend Income                                          5,004              6,062
                                                                  ---------------     --------------
Interest Expense:
  Deposits                                                                  1,681              2,761
  Securities Sold Under Agreements to Repurchase                               11                  7
  Borrowings                                                                  960                981
                                                                  ---------------     --------------
Total Interest Expense                                                      2,652              3,749
                                                                  ---------------     --------------
Net Interest Income                                                         2,352              2,313
Provision (credit) for Loan Losses                                            -                 (131)
                                                                  ---------------     --------------
Net Interest Income After Provision for
  Loan Losses                                                               2,352              2,444
                                                                  ---------------     --------------
Non-Interest Income:
  Customer Service Fees                                                       217                216
  Loan Servicing Fees                                                           9                 12
  Gain on Sale of Loans, Net                                                  152                247
  Trading Account Gains (Losses), Net                                         -                    5
  Income from Investment in Limited Liability Company                          27                 27
  Other                                                                        31                 27
                                                                  ---------------     --------------
Total Non-Interest Income                                                     436                534
                                                                  ---------------     --------------
Non-Interest Expense:
  Salaries and Employee Benefits                                            1,124              1,074
  Occupancy                                                                    29                144
  Depreciation                                                                 94                 69
  Data Processing                                                              58                 95
  Foreclosed Assets, net                                                       16                 10
  Deposit Insurance Premium                                                    10                 11
  Advertising                                                                  69                 40
  Bank Shares and Franchise Tax Expense                                        80                 81
  Other                                                                       473                409
                                                                  ---------------     --------------
Total Non-Interest Expense                                                  1,953              1,933
                                                                  ---------------     --------------
Income Before Income Taxes                                                    835              1,045
Income Tax Expense                                                            312                371
                                                                  ---------------     --------------
Net Income                                                        $           523     $          674
                                                                  ===============     ==============
Earnings Per Share - basic                                        $          0.50     $         0.55
                                                                  ===============     ==============
Earnings Per Share - diluted                                      $          0.46     $         0.54
                                                                  ===============     ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

       ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       UNAUDITED


Three Months Ended March 31, 2002 and 2001
(In Thousands, except share data)
                                                                         Unearned    Unearned  Accumulated
                                                                          Common      Common      Other                  Total
                                                   Additional            Stock Held   Stock      Compre-                 Stock-
                                           Common   Paid-In    Retained   By ESOP    Held By     hensive    Treasury    holder's
                                           Stock    Capital    Earnings    Trust     RRP Trust   Income       Stock      Equity
                                           ------  ----------  --------  ----------  --------- ----------  -----------  ---------
Balance, January 1, 2001                   $   27  $   32,410  $ 23,863  $  (1,440)  $   (749) $     (51)  $  (25,278)  $  28,782
Comprehensive Income:
  Net Income                                                        674                                                       674
  Change in Unrealized Gain (Loss) on
    Securities Available for Sale, Net of
    Deferred Taxes                                                                                   178                      178
                                                                                                                        ---------
Total Comprehensive Income                                                                                                    852
Common Stock Released by ESOP Trust                        36                   66                                            102
Common Stock Earned by Participants of
  Recognition and Retention Plan Trust                      9                              75                                  84
Purchase of Treasury Stock (92,202 shares)                                                                     (1,425)     (1,425)
Cash Dividends Declared ($.60 per share)                          (187)                                                      (187)
                                           ------  ----------  --------  ----------  --------- ----------  -----------  ---------
Balance, March 31, 2001                    $   27  $   32,455  $ 24,350  $  (1,374)  $   (674) $      127  $  (26,703)  $  28,208
                                           ======  ==========  ========  ==========  ========= ==========  ===========  =========
Balance, January 1, 2002                   $   27  $   32,626  $ 25,515  $  (1,177)  $   (434) $       99  $  (29,844)  $  26,812
Comprehensive Income:
  Net Income                                                        523                                                       523
  Change in Unrealized Gain (Loss) on
    Securities Available for Sale, Net of
    Deferred Taxes                                                                                    (97)                    (97)
                                                                                                                        ---------
Total Comprehensive Income                                                                                                    426
Common Stock Released by ESOP Trust                        69                   66                                            135
Common Stock Earned by Participants of
  Recognition and Retention Plan Trust                     73                              14                                  87
Reissuance of treasury stock under stock
  option plan (14,656 shares)                             (14)                                                    282         268
Purchase of Treasury Stock (37,963 shares)                                                                       (930)       (930)
Cash Dividends Declared ($.60 per share)                          (160)                                                      (160)
                                           ------  ----------  --------  ----------  --------- ----------  -----------  ---------
Balance, March 31, 2002                    $   27  $   32,754  $ 25,878  $  (1,111)  $   (420) $        2  $  (30,492)  $  26,638
                                           ======  ==========  ========  ==========  ========= ==========  ===========  =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                  ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED

For the Three Months Ended March 31, 2002 and 2001
(In Thousands)

                                                                                    2002           2001
                                                                                 ----------    -----------
Cash Flows from Operating Activities:
Net Income                                                                       $      523    $       674
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                        97             74
    Provision (Credit) for Losses on Loans                                              -             (131)
    Noncash Compensation Expenses                                                       171            175
    Other (gains) losses, net                                                            (1)            26
    Income from Investment in Limited Liability Company                                 (28)           (27)
    Accretion of Discounts, Net of Premium Amortization on Securities                    87             (2)
    Amortization of Deferred Revenues and Unearned Income on Loans                       15             13
    FHLB Stock Dividend Received                                                        (32)           (57)
    Net Changes in:
        Securities Classified as Trading                                                                (5)
        Loans Held for Sale                                                           1,354           (972)
        Accrued Interest Receivable                                                    (166)            33
        Cash Surrender Value of Life Insurance                                       (6,076)           -
        Other Assets                                                                   (128)            (4)
        Other Liabilities                                                               438          1,240
                                                                                 ----------    -----------
    Total Adjustments                                                                (4,269)           363
                                                                                 ----------    -----------
       Net Cash (Used in) Provided by Operating Activities                           (3,746)         1,037
                                                                                 ----------    -----------

Cash Flows from Investing Activities:
    Activity in Available for Sale Securities:
         Proceeds from Calls, Maturities and Prepayments                                383            798
         Purchases                                                                  (10,292)           -
    Activity in Held to Maturity Securities:
         Proceeds from Calls, Maturities and Prepayments                              3,111             87
    Net change in Certificate of Deposit                                                100
    Net Repayments on Loans                                                          10,836          8,054
    Purchase of Premises and Equipment                                                 (218)        (1,020)
    Proceeds from Sale of Foreclosed Assets                                             228             10
    Capital Costs Incurred on Foreclosed Assets                                         (11)            (4)
                                                                                 ----------    -----------
       Net Cash Provided by Investing Activities                                      4,137          7,925
                                                                                 ----------    -----------
Cash Flows from Financing Activities:
    Net Change in Deposits                                                           (2,845)         1,726
    Net Change in Repurchase Agreements                                                (270)         1,589
    Proceeds from Long-term Debt                                                                       532
    Repayment of Long-term Debt                                                         (96)        (2,543)
    Dividends Paid to Shareholders                                                     (161)          (189)
    Proceeds from sale of treasury stock from stock options exercised                   227            -
    Purchase of Treasury Stock                                                         (930)        (1,425)
                                                                                 ----------    -----------
       Net Cash Used in Financing Activities                                         (4,075)          (310)
                                                                                 ----------    -----------

   Net (Decrease) Increase in Cash and Cash Equivalents                              (3,684)         8,652
Cash and Cash Equivalents, Beginning of Period                                       11,295          8,467
                                                                                 ----------    -----------
Cash and Cash Equivalents, End of Period                                         $    7,611    $    17,119
                                                                                 ==========    ===========

Supplemental Schedule of Noncash Activities:
    Acquisition of Foreclosed Assets in Settlement of Loans                      $        9    $        39
Supplemental Disclosures:
    Cash Paid For:
         Interest on Deposits and Borrowings                                     $    2,665    $     3,811
         Income Taxes                                                            $      200    $       -


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                   ADIANA BANCSHARES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies


Basis of Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited and were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report and Form
10-K for the year ended December 31, 2001.   The results for the interim
periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. You may also review financial information posted on the website at www.acadianabancshares.com.

Business

     The Company is a Louisiana corporation organized in February 1996 for the purpose of becoming the bank holding company for LBA Savings Bank (the "Bank"). The Company became a financial holding company in April 2000 operating from its headquarters in Lafayette, Louisiana. The Company also owns Acadiana Holdings, L.L.C., ("Holdings") which was formed in May 2000 for the purposes of acquiring a new facility for the Company headquarters and the Bank's main office. The Company's principal business is the operation of the Bank which conducts business from its main office and four branch offices, of which three branches are located in Lafayette, Louisiana, and one branch is located in New Iberia, Louisiana. Additionally, the Bank operates one loan production office in Eunice, Louisiana. The Company provides a variety of financial services primarily to individuals, but also to commercial business customers. The Company's marketing area is primarily in the parish of Lafayette, Louisiana and secondarily in other surrounding parishes in southwest Louisiana. The primary activities of the Company in the operation of the Bank are making loans and investments and attracting deposits. Borrowings provide an alternative source of funds.

      The banking industry is extensively regulated under both federal and state law. The Company, as a financial holding company, is subject to regulation and supervision under the Bank Holding Company Act of 1956 ("BHCA") by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The BHCA requires the Company to obtain the prior approval of the FRB for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Company's banking activities are subject to regulation and examination by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of the Bank's deposits. The Bank is also subject to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of twelve regional banks comprising the FHLB System. The Bank is an FDIC-insured, Louisiana chartered, stock savings bank. Other supervisory and regulatory issues are discussed in the Company's 2001 Annual Report and its Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

     The consolidated financial statements include the accounts of the
Company, the Bank, and Holdings.   All significant intercompany balances
and transactions have been eliminated in consolidation.

(2) Loans Receivable

     Loans receivable at March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):



                                                      March 31,         December 31,
                                                         2002               2001
____________________________________________________________________________________
Mortgage Loans:
   Single-Family Residential                        $    130,378       $    139,739
   Construction                                            7,701              6,093
   Multi-Family Residential                                  547                166
   Commercial Real Estate                                 39,639             40,119
   Equity Lines of Credit                                  4,697              4,421
                                                    ------------       -------------

      Total Mortgage Loans                               182,962            190,538

Commerical Business Loans                                 18,938             20,468
Consumer Loans                                            24,766             25,287
                                                    ------------       -------------

      Total Loans                                        226,666            236,293

Less:
   Allowance for Loan Losses                              (2,429)            (2,710)
   Net Deferred Loan Fees                                   (198)              (161)
   Unadvanced Loan Funds                                  (5,002)            (3,531)
                                                    ------------       -------------

Loans, net                                          $    219,037       $    229,891
                                                    ============       =============


     The following is an analysis of the allowance for possible loan losses for the three months ended March 31, 2002 and for the year ended December 31, 2001 (in thousands):



                                                      March 31,         December 31,
                                                         2002               2001
____________________________________________________________________________________
Balance, Beginning                                  $      2,710       $      2,714
     Provision Charged (Credited) to Income                  -                   20
     Loans Charged Off                                      (318)              (243)
     Loans Recovered                                          37                219
                                                    ------------       -------------
Balance, Ending                                     $      2,429       $      2,710
                                                    ============       =============




(3)  Earnings Per Share

     Weighted average shares of common stock outstanding for basic earnings per share ("EPS") excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (95,325 and 117,219 shares for the quarters ending March 31, 2002 and March 31, 2001, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (30,551 and 48,652 for the quarters ending March 31, 2002 and March 31, 2001, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted EPS:


                                                    For the Three Months Ended March 31,

                                                            2002           2001
                                                        ----------     -----------
Numerator:
    Income Applicable to Common Shares                  $  523,000     $   674,000
                                                        ==========     ===========

Denominator:
    Weighted Average Common Shares Outstanding           1,054,702       1,221,805
    Effect of Dilutive Securities:
        Stock Options Outstanding                           76,386          32,263
        RRP Grants                                           5,005           4,857
                                                        ----------     -----------
    Weighted Average Common Shares Outstanding
        Assuming Dilution                                1,136,093       1,258,925
                                                        ==========     ===========
    Earnings per Share                                  $     0.50     $      0.55
                                                        ==========     ===========
    Earnings per Share - Assuming Dilution              $     0.46     $      0.54
                                                        ==========     ===========



(4)  Recent Accounting Pronouncements

     In April of 2002 the Financial Accounting Standards Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The statement updates, clarifies and simplifies existing accounting pronouncements on several specific, specialized matters, including extinguishments of debt and sale-leaseback transactions. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

OVERVIEW

     Management continued its effort to reduce the Company's historical dependence on interest income from long-term residential mortgage loans while increasing its commercial and consumer loan business; however, this strategy has slowed short-term earnings growth in the current yield curve environment. The average balance of residential loans, as a percentage of average earning assets, declined from 61.6% for the year ended December 31, 2000 to 55.6% for the year ended December 31, 2001 and to 46.6% for the three months ended March 31, 2002. During those same periods, the Company's average balance of commercial and consumer loans increased as a percentage of average earning assets, from 22.5% for the year ended December 31, 2000 to 27.5% for the year ended December 31, 2001 and to 29.1% for the three months ended March 31, 2002. The Company's average balance of investments and other earning assets increased from 15.9% of average earning assets for the year ended December 31, 2000 to 16.9% for the year ended December 31, 2001 and to 24.3% for the three months ended March 31, 2002. Though the Company's earning asset mix continues to change from heavier weighting in long-term residential loans toward more shorter term commercial and consumer loans and shorter term investments, the average yield on earning assets declined from 7.86% for the year ended December 31, 2000, to 7.53% for the year ended December 31, 2001, and to 6.69% for the three months ended March 31, 2002. The significant drop in prime rate and other short term market rates are reflected in the average yields on the Company's shorter term assets.

     Management has also made an effort to maintain net interest income by lowering its offering rates on deposits and thereby reducing the Company's cost of deposits sufficiently to offset the drop in interest income. The Company's pricing strategy resulted in lowering the cost of deposits. The Company's primary deposit funding source is from certificates of deposit. The average cost of certificates of deposit decreased from 5.82% for the year ended December 31, 2000 to 5.34% for the year ended December 31, 2001, and to 4.00% for the three months ended March 31, 2002. Management has also made an effort to increase the maturity terms of its certificates of deposit thereby lessening the sensitivity of such costs in a changing
rate environment.   At December 31, 2000, 22.5% of the Company's
certificates of deposit were scheduled to mature in more than one year.
At December 31, 2001, 39.6% of the Company's certificates of deposit were scheduled to mature in more than one year. At March 31, 2002, 41.2% of the Company's certificates of deposit were scheduled to mature in more than one year.

     At March 31, 2002, the consolidated assets of the Company were $312.5 million, a decrease of $3.0 million, or 1.0%, compared with $315.5 million at December 31, 2001. The decline in total assets is primarily attributable to the effects of the Company's lower offering rates on deposits, reflective of current market conditions, resulting in a decrease of $2.8 million, or 1.3%, in total deposits. The Company had total liabilities of $285.8 million at March 31, 2002, compared to $288.7 million at December 31, 2001. During the three months ended March 31, 2002, the Company's single-family residential loan portfolio decreased by $9.4 million from December 31, 2001, primarily as a result of prepayments on residential loans and the sale of $12.4 million of newly originated residential mortgage loans in the secondary market during that period. However, given the current interest rate environment and the relatively higher credit risk as well as competitive factors, the Company's originations of new consumer and commercial business loans lagged and were more than offset by repayments resulting in a decrease in the commercial and consumer loan portfolios as well. The commercial and consumer loan portfolios together decreased by a total of $1.9 million during the same three month period. As an alternative to new commercial and consumer loan originations, the Company purchased $10.3 million of securities available for sale and it purchased $6.0 million of bank owned life insurance during the three months ended March 31, 2002.

ASSETS

     Total cash and cash equivalents decreased $3.7 million, or 32.6%, to $7.6 million at March 31, 2002, compared with $11.3 million at December 31, 2001. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to ($3.7 million), $4.1 million, and ($4.1 million), respectively, for the three months ended March 31, 2002. As of March 31, 2002, cash and cash equivalents funded 2.4% of total assets, compared with 3.6% at December 31, 2001.

     The Company has $2.9 million in time deposits in other banks as of March 31, 2002. The Company has no more than $100,000 at any one bank, matching the expected insured limit of bank deposits by the Federal Deposit Insurance Corporation. The Company has no intention to invest more that $100,000 at any one bank.

     Securities available for sale increased $9.7 million, or 49.4%, to $29.5 million at March 31, 2002, compared with $19.7 million at December 31, 2001. The primary reason for such increase was the purchase of $10.3 of new securities which was partially offset by principal repayments of $383,000 million of investment securities and a decrease in fair value of the securities of $147,000. Securities available for sale include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities, and corporate obligations. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as a component of comprehensive income. As of March 31, 2002, investment securities available for sale amounted to 9.4% of total assets, compared to 6.2% of total assets at December 31, 2001.

     Securities held to maturity decreased $3.2 million, or 9.9%, from $32.0 million at December 31, 2001 to $28.8 million at March 31, 2002. Securities held to maturity consist of mortgage-backed securities. At March 31, 2002 securities held to maturity amounted to 9.2% of total assets compared to 10.1% at December 31, 2001.

     Loans receivable, net, decreased $10.9 million, or 4.7%, to $219.0 million at March 31, 2002, compared to $229.9 million at December 31, 2001. Single-family residential loans decreased $9.4 million, or 6.7%, from $139.7 million at December 31, 2001, to $130.4 million at March 31, 2002. Construction loans increased $1.6 million, from $6.1 million at December 31, 2001 to $7.7 million at March 31, 2002. Commercial real estate loans decreased $480,000, or 1.2%, from $40.1 million at December 31, 2001, to $39.6 million at March 31, 2002. Equity lines of credit increased $276,000, or 6.2%, from $4.4 million at December 31, 2001 to $4.7 million at March 31, 2002. Commercial business loans decreased $1.5 million, or 7.5%, from $20.5 million at December 31, 2001, to $18.9 million at March 31, 2002. Consumer loans decreased $521,000, or 2.1%, from $25.3 million at December 31, 2001, to $24.8 million at March 31, 2002. Total gross loans decreased $9.6 million, or 4.1%, from $236.3 million at December 31, 2001, to $226.7 million at March 31, 2002. Loans receivable, net, amounted to 70.1% of total assets at March 31, 2002, compared to 72.9% of total assets at December 31, 2001.

     The Company had $6.2 million in cash surrender value of life insurance as of March 31, 2002. Near the end of the quarter ended March 31, 2002, the Company purchased $6.0 million of bank owned life insurance, with consent, insuring the lives of several of its officer managers. The Company's purpose for this investment is to generate other income to partially offset the rising costs of certain employee benefit plans.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, securities sold under agreements to repurchase, borrowings from the FHLB and other banks, and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the three months ended March 31, 2002.

     The Company's deposits decreased by $2.8 million, or 1.3%, to $212.7 million at March 31, 2002, compared to $215.6 million at December 31, 2001. Interest bearing deposits decreased $2.0 million, or 1.0%, and non-interest bearing deposits decreased $819,000, or 5.7%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $147.4 million at March 31, 2002, a decrease of $5.3 million, or 3.5%, from $152.7 million at December 31, 2001. Total deposits funded 68.1% of total assets at March 31, 2002, compared to 68.3% at December 31, 2001.

     The Company's borrowings generally include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings in the form of securities sold under agreements to repurchase consist of overnight borrowings, primarily from business entities who are also deposit customers of the Company. Securities sold under agreements to repurchase amounted to $2.5 million at March 31, 2002, compared to $2.8 million at December 31, 2001. The Company had no other short-term borrowings at March 31, 2002 or December 31, 2001.

     Long-term debt decreased $90,000, or 0.1%, from $69.0 million at December 31, 2001 to $68.9 million at March 31, 2002. Long-term debt funded 22.0% of assets at March 31, 2002, compared to 21.9% at December 31, 2001. Long-term debt consists primarily of Advances from the FHLB. Advances from the FHLB amounted to $65.4 million of long-term debt at March 31, 2002, a substantial portion of which is callable by the FHLB of Dallas. In the current interest rate environment, management does not believe it is likely that such advances will be called. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At March 31, 2002, stockholders' equity totaled $26.6 million, a decrease of $174,000 or 0.6%, compared to $26.8 million at December 31, 2001. The decrease was primarily attributable to $930,000 of aggregate repurchases of common stock for treasury, together with $160,000 of dividends declared on the Company's common stock and a decrease in the value of securities available for sale, net of deferred taxes, of $97,000, all of which was partially offset by net income for the three months ended March 31, 2002, of $523,000 and by the release of common stock related to the Company's employee stock benefit plans of $490,000. Stockholders' equity funded 8.5% of assets at March 31, 2002 and at December 31, 2001.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the FDIC, which requirements directly affect the minimum capital levels at the Bank. The FRB also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At March 31, 2002 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

     The Company reported net income of $523,000 and earnings per share of $0.50 (basic) and $0.46 (diluted) for the three months ended March 31, 2002, compared to net income of $674,000 and earnings per share of $0.55 (basic) and $0.54 (diluted) for the three months ended March 31, 2001.
Net income decreased $151,000 and basic earnings per share decreased 9.1% comparing the current quarter to the year ago quarter. The reasons for the $151,000 decrease in net income relate primarily to differences in the amount of the Company's loan loss provision during each quarter and a narrower margin on the sale of loans during the current quarter compared to the year ago quarter. While the Company made no provision for loan losses for the quarter ended March 31, 2002, the Company recorded a $131,000 recovery of previous provisions for loan losses during the quarter ended March 31, 2001. The Company sold $12.4 million and $12.2 million of residential mortgage loans to the secondary market during the three months ended March 31, 2002 and 2001, respectively, resulting in a net gain on sale of loans of $152,000 and $247,000 for the three months ended March 31, 2002 and 2001, respectively, reflecting a narrower margin on the sale of such loans in the current quarter.

Net Interest Income

      Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.78% and 2.45% during the three months ended March 31, 2002 and 2001, respectively. Both rates (the average yield on interest-earning assets and average cost of interest-bearing liabilities) and volumes (the average balances of interest-earning assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense multiplied by average interest-earning assets) was 3.14%, and 2.97%, during the three months ended March 31, 2002 and 2001, respectively. The 17 basis point (with 100 basis points being equal to 1%) increase in net interest margin in the first quarter of 2002 compared to 2001 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the average yields earned on the Company's loans, investment securities, and other interest-earning assets. Lessening the effects of such efforts, the decrease in the average balance of interest-earning assets of $11.9 million more than offset the decrease in the average balance of interest-bearing liabilities of $9.6 million, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Company's net interest income increased $39,000, or 1.7%, from $2.3 million for the quarter ended March 31, 2001, to $2.4 million for the quarter ended March 31, 2002.

     The Company's largest group of interest-earning assets is residential mortgage loans, comprising 46.6% of total average interest-earning assets for the three months ended March 31, 2002. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in offering rates for residential mortgage loans. The Company's largest source of funds is certificates of deposit, which for the three months ended March 31, 2002, amounted to 55.0% of total average interest-bearing liabilities. Market rates on shorter term U.S. Government Notes and Bonds and offering rates by competition, heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit. If longer term U.S. Government Treasury Bond rates fall, and during the same time period, shorter term U.S. Government Treasury Notes and Bond rates rise, the Company's net interest margin would likely decrease.

Interest and Dividend Income

     Interest and dividend income totaled $5.0 million for the three months ended March 31, 2002, compared to $6.1 million for the three months ended March 31, 2001, a decrease of $1.1 million, or 17.5%. This decrease was mainly due to a decrease of 110 basis points in the yield earned on the Company's average interest-earning assets, together with a decrease in the average balances of interest-earning assets of $11.9 million, or 3.8%.

     Interest income earned on loans decreased $986,000, or 18.7%, from $5.3 million for the three months ended March 31, 2001 to $4.3 million for the three months ended March 31, 2002. This decrease was due to a decrease in the Company's average balance of loans for the three months ended March 31, 2002, of $34.3 million, or 13.1%, compared to the three months ended March 31, 2001, together with a decrease of 52 basis points in the yield earned on the Company's average balance of loans. The average balance of residential mortgage loans decreased $43.6 million, while the average balance of commercial loans increased $8.6 million, and the average balance of consumer and other loans increased $710,000. The average yield earned on the loan portfolio was 7.55% for the three months ended March 31, 2002, a decrease of 52 basis points from the 8.07% yield earned on the loan portfolio for the three months ended March 31, 2001. The changes in average loan balances reflect the results of the Company's continuing strategy to reduce its historical dependence on residential mortgage loans.

      Interest and dividend income earned on investment securities decreased $9,000, or 1.4%, from $666,000 for the three months ended March 31, 2001 to $657,000 for the three months ended March 31, 2002. This decrease was due to a 221 basis point decrease in the Company's average yield earned on investment securities for the three months ended March 31, 2002 compared to the Company's average yield earned on investment securities for the three months ended March 31, 2001, which was partially offset by an increase in the Company's average balance of investment securities of $19.0 million, or 47.6%.

      Interest income earned on other interest-earning assets decreased $63,000, or 47.0%, from $134,000 for the three months ended March 31, 2001, to $71,000 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the Company's average yield earned on other interest-earning assets of 312 basis points, from 5.20% to 2.08%, which was partially offset by an increase in the Company's average balance of other interest-earning assets of $3.3 million, or 32.5%, from $10.3 million for the three months ended March 31, 2001, to $13.7 million at March 31, 2002. Other earning assets consist primarily of cash invested overnight.

Interest Expense

     Interest expense decreased $1.1 million, or 29.3%, from $3.7 million for the three months ended March 31, 2001, to $2.7 million for the three months ended March 31, 2002. This decrease was due to a decrease in both the cost of such liabilities and by a decrease in the average balance of
interest-bearing liabilities.   The average balance of interest-bearing
liabilities decreased $9.6 million, or 3.4%, from $280.7 million for the three months ended March 31, 2001, to $271.1 million for the three months ended March 31, 2002. The cost of such interest-bearing liabilities decreased 143 basis points.

     The average balance of interest-bearing deposits decreased $11.7 million, or 5.5%, from $211.1 million for the three months ended March 31, 2001, to $199.5 million for the three months ended March 31, 2002. The interest expense on average interest-bearing deposits decreased $1.1 million, or 39.1%, from $2.8 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. The cost of such average deposits decreased from 5.23% to 3.37% or 186 basis points for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

     The average balance of securities sold under agreements to repurchase amounted to $2.7 million for the three months ended March 31, 2002 compared to $686,000 for the quarter ended March 31, 2001. The average cost of securities sold under agreements to repurchase was 1.68% for the quarter ended March 31, 2002 compared to 4.08% for the quarter ended March 31, 2001.

     Interest expense on borrowings (consisting primarily of advances from the FHLB) decreased $21,000, or 2.1%, from $981,000 for the three months ended March 31, 2001, to $960,000 for the three months ended March 31, 2002. The primary reason for the decrease was a 13 basis point decrease in the average cost of such borrowings, which was partially offset by a $129,000 or 0.2%, increase in the average balance of such borrowings.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth, for the periods indicated, information regarding (i) the dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Non-accrual loans have been included in the appropriate average balance loan category, but interest on non-accrual loans has been included for purposes of determining interest income only to the extent that cash payments were actually received.



                                                 Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                           2002                                 2001
                                                  -------------------------------------  -----------------------------------
                                                                              Average                              Average
                                                     Average                   Yield/     Average                  Yield/
                                                     Balance      Interest      Cost      Balance    Interest       Cost
                                                  -----------    ---------    -------    --------   ---------      -------

Interest-earning assets:
 Loans receivable:
  Residential mortgage loans (1)                  $   139,467    $   2,642       7.58 %  $183,097   $   3,521         7.69 %
  Commercial business loans                            58,012        1,057       7.29      49,389       1,103         8.93
  Consumer and other loans                             29,171          577       7.91      28,461         638         8.97
                                                  -----------    ---------               --------   ---------
    Total Loans                                       226,650        4,276       7.55     260,947       5,262         8.07
 Investment Securities (2)                             58,972          657       4.46      39,964         666         6.67
 Other earning assets                                  13,653           71       2.08      10,304         134         5.20
                                                  -----------    ---------               --------   ---------
  Total interest-earning assets                       299,275        5,004       6.69     311,215       6,062         7.79
                                                                 ---------                          ---------
Noninterest-earning assets                             13,548                              12,180
                                                  -----------                            --------
  Total Assets                                    $   312,823                            $323,395
                                                  ===========                            ========
Interest-bearing liabilities:
 Deposits:
  Demand deposits                                 $    37,191          156       1.68    $ 33,802         282         3.34
  Savings deposits                                     13,076           32       0.98      12,070          59         1.96
  Certificates of deposit                             149,209        1,493       4.00     165,271       2,420         5.86
                                                  -----------    ---------               --------   ---------
    Total deposits                                    199,476        1,681       3.37     211,143       2,761         5.23
 Securities Sold Under Repurchase Agreements            2,624           11       1.68         686           7         4.08
 Borrowings                                            68,963          960       5.57      68,834         981         5.70
                                                  -----------    ---------               --------   ---------
  Total interest-bearing liabilities                  271,063        2,652       3.91     280,663       3,749         5.34
                                                                 ---------                          ---------
Noninterest-bearing demand deposits                    12,786                              11,127
Other noninterest-bearing liabilities                   1,783                               2,521
                                                  -----------                            --------
  Total liabilities                                   285,632                             294,311
Stockholder's equity                                   27,191                              29,084
                                                  -----------                            --------
  Total liabilities and stockholders' equity      $   312,823                            $323,395
                                                  ===========                            ========
Net interest-earning assets                       $    28,212                            $ 30,552
                                                  ===========                            ========
Net interest income/interest rate spread                         $   2,352       2.78 %             $   2,313         2.45 %
                                                                 =========                          =========
Net interest margin                                                              3.14 %                               2.97 %
Ratio of average interest-earning assets
 to average interest-bearing liabilities                            110.41 %                           110.89 %
                                                                 =========                          =========


____________________________________________

(1) Includes loans held for sale.
(2) Includes FHLB stock.


Provision for Loan Losses

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the

Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Based on its overall assessment of the allowance for loan losses, the Company had no provision for loan losses for the three months ended March 31, 2002, and a credit of $131,000 in the provision for loan losses for the three months ended March 31, 2001.

     At March 31, 2002, the Company's allowance for loan losses amounted to $2.4 million, or 1.1% of total loans and 431.4% of the total of non-performing loans and loans considered troubled debt restructuring. At December 31, 2001, the Company's allowance for loan losses amounted to $2.7 million, or 1.1% of total loans and 586.7% of the total of non-performing loans and loans considered troubled debt restructuring.

Non-Interest Income

     For the three months ended March 31, 2002, the Company reported non-interest income of $436,000, a decrease of $98,000 from $534,000 for the three months ended March 31, 2001. The primary reasons for the decrease were a decrease in net gains on the sale of loans of $95,000, a decrease in trading account gains of $5,000, and a decrease in loan servicing fees of $3,000, all of which were partially offset by an increase in other
income of $4,000 and an increase in customer service fees of $1,000.   The
activity involving gains on sales of loans in the three months ended March 31, 2002 and 2001 relate to the Company's effort to reduce its historical dependence on interest income from long-term residential loans.

Non-Interest Expense

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, net costs related to foreclosed assets, deposit insurance premiums, advertising, bank shares and franchise tax and other expense items.

     Non-interest expense amounted to $2.0 million for the three months ended March 31, 2002, up $20,000, or 1.0%, from $1.9 million for the three months ended March 31, 2001. Salaries and employee benefits increased $50,000, or 4.7%; depreciation expense increased $25,000, or 36.2%; the net cost of foreclosed assets increased $6,000, or 60.0%; advertising increased $29,000, or 72.5%; and all other expenses increased $64,000, or 15.6%. Partially offsetting such increases were a decrease in occupancy expense of $115,000, or 79.9%, a decrease in data processing expense of $37,000, or 38.9%, a decrease in bank shares and franchise tax expense of $1,000, or 1.2%; and a decrease in deposit insurance premiums of $1,000, or 9.1%.

    The Company actively engages in leasing space that it has available. Income from leases from third parties for the three months ended March 31, 2002 and 2001 was $172,000 and $139,000, respectively. Such leasing income reduces the Company's reported occupancy expense. Because the Company has occupied its new headquarters for only a short period of time, no assurance can be given that lease income from third parties will remain at this level or that occupancy expenses may not increase in the future due to, among other factors, utility costs and repair and maintenance expenses.

Income Taxes

     For the quarters ended March 31, 2002 and March 31, 2001, the Company incurred income tax expense of $312,000 and $371,000, respectively. The Company's effective tax rate amounted to 37.4% and 35.5% during the first quarter of 2002 and 2001, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $129.8 million from the FHLB through its subsidiary bank. Additionally, using other investments as collateral, the subsidiary bank could borrow an additional $30.7 million. Altogether, these sources represent $95.2 million additional cash liquidity over and above amounts recorded as of March 31, 2002.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At March 31, 2002, the total approved commitments to extend credit amounted to $10.4 million. Certificates of deposit scheduled to mature in one year or less at the same date totaled $86.7 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios as of March 31, 2002 are presented in the table below:

                                                                                          Minumum to be
                                                                         Minimum      Well Capitalized Under
                                                                         Capital         Prompt Corrective
(Dollars in Thousands)                                 Actual          Requirement       Action Provisions
                                                 -----------------  -----------------     --------------
    March 31, 2002                                Amount     Ratio    Amount    Ratio     Amount   Ratio
-------------------------------------------      --------    -----  ---------   -----     ------   -----
Total Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                    $ 28,900    15.7%  $  14,766   8.0%       N/A      N/A
    LBA Savings Bank                               25,936    14.4%     14,414   8.0%      18,018   10.0%
Tier 1 Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                      26,636    14.4%      7,383   4.0%       N/A      N/A
    LBA Savings Bank                               23,672    13.1%      7,207   4.0%      10,811    6.0%
Tier 1 Capital to Average Assets:
    Acadiana Bancshares, Inc.                      26,636     8.5%     12,525   4.0%       N/A      N/A
    LBA Savings Bank                               23,672     7.7%     12,298   4.0%      15,373    5.0%


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under guidance of the Finance Committee of the Board of Directors of the Bank, which is composed of Messrs. Beacham, DeJean and Saloom, and the Asset/Liability Management Committee ("ALCO"), which is composed of six officers of the Bank. The Finance Committee meets jointly with the ALCO, quarterly to set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The committee assesses its interest rate risk strategy quarterly, which is then reviewed by the full Board of Directors. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In its capacity, the ALCO develops guidelines and strategies affecting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Company's 2001 Annual Report has further information relating to market risk. The Company does not believe that its exposure to market risks has changed materially since December 31, 2001.

INTEREST RATE RISK

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and interest expense streams associated with the Company's financial instruments also change, thereby affecting net interest income ("NII"), which is the primary component of the Company's earnings.

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.
The Company's 2001 Annual Report to Stockholders' has further information relating to interest rate risk. The Company does not believe that its exposure to interest rate risk has changed materially since December 31, 2001.















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



                                        ACADIANA BANCSHARES, INC.


Date:  May 14, 2002           By: /s/ Gerald G. Reaux, Jr.
                                  ---------------------------------------
                                  Gerald G. Reaux, Jr., Chairman, President
                                  and Chief Executive Officer


Date:  May 14, 2002           By: /s/ Emile E. Soulier, III
                                  ---------------------------------------
                                  Emile E. Soulier, III, Senior Vice-President
                                  and Chief Financial Officer
























