Form 10-Q
period 2002-06-30
ACADIANA BANCSHARES INC /LA
filed 2002-08-14
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                         _____________________________

                                   FORM 10-Q


   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                        Commission file number 1-14364

                         Acadiana Bancshares, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


        Louisiana                                          72-1317124
--------------------------------------------------------------------------------
(State or Other Jurisdiction                           I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


   200 West Congress Street
    Lafayette, Louisiana                                        70501
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                              (337) 232-4631
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X___        No____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2002, 1,564,836 shares of the Registrant's common stock were issued and outstanding. Of that total, 202,666 shares were held by the Registrant's Employee Stock Ownership Plan, of which 84,883 were not committed to be released.


                                     1



                           ACADIANA BANCSHARES, INC.

                               TABLE OF CONTENTS



                                                                           Page

Part I.       Financial Information

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets
              (As of June 30, 2002 and December 31, 2001)                    3

              Consolidated Income Statements (For the three and six months
              ended June 30, 2002 and 2001)                                  4

              Consolidated Statements of Stockholders' Equity (For the
              three and six months ended June 30, 2002 and 2001)             5

              Consolidated Statements of Cash Flows (For the six months
              ended June 30, 2002 and 2001)                                  6

              Notes to Consolidated Financial Statements                     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

Item 3        Quantitative and Qualitative Disclosures About Market Risk    23

Part II.      Other Information

Item 1.        Legal Proceedings                                            24
Item 2.        Changes in Securities and Use of Proceeds                    24
Item 3.        Defaults Upon Senior Securities                              24
Item 4.        Submission of Matters to a Vote of Security Holders          24
Item 5.        Other Information                                            24
Item 6.        Exhibits and Reports on Form 8-K                             24

Signatures                                                                  26

                                      2




                                   ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     UNAUDITED
June 30, 2002 and December 31, 2001
(In Thousands, except share data)
Assets                                                                                   June 30,        December 31,
                                                                                           2002              2001
                                                                                      ------------     --------------
Cash and Cash Equivalents:
   Cash and Amounts Due from Banks                                                    $      1,185     $        3,097
   Interest-Bearing Demand Deposits                                                         10,073              8,198
                                                                                      ------------     --------------
       Total Cash and Cash Equivalents                                                      11,258             11,295
Time Deposits in Other Banks                                                                 2,948              3,048
Securities Available for Sale, at Fair Value                                                32,532             19,712
Securities Held to Maturity (Fair Value of $26,003 and $32,048 respectively)                25,907             31,989
Federal Home Loan Bank Stock, at Cost                                                        4,386              4,321
Loans Held for Sale                                                                          1,773              4,827
Loans Receivable, Net of Allowance for Loan Losses of $2,422
   and $2,710, respectively                                                                217,291            229,891
Investment in Limited Liability Company                                                        855                833
Premises and Equipment, Net                                                                  6,359              6,303
Accrued Interest Receivable                                                                  1,432              1,398
Cash Surrender Value of Life Insurance                                                       6,310                135
Other Assets                                                                                 1,864              1,753
                                                                                      ------------     --------------
Total Assets                                                                          $    312,915     $      315,505
                                                                                      ============     ==============
Liabilities and Stockholders' Equity
Deposits:
   Non-interest Bearing                                                               $     14,216     $       14,395
   Interest Bearing                                                                        196,436            201,174
                                                                                      ------------     --------------
        Total Deposits                                                                     210,652            215,569
Securities Sold Under Agreements to Repurchase                                               2,188              2,758
Short-Term Borrowings                                                                        2,000                -
Accrued Interest Payable                                                                       466                524
Long-Term Debt                                                                              68,433             68,971
Accrued and Other Liabilities                                                                1,448                871
                                                                                      ------------     --------------
Total Liabilities                                                                          285,187            288,693
                                                                                      ------------     --------------
Stockholders' Equity:
Preferred Stock of $.01 Par Value; 5,000,000 shares authorized,
   -0- shares issued or outstanding                                                            -                  -
Common Stock of $.01 Par Value; 20,000,000 shares authorized,
   2,731,250 shares issued                                                                      27                 27
Additional Paid-in Capital                                                                  32,821             32,626
Retained Earnings                                                                           26,314             25,515
Unearned Common Stock Held by ESOP Trust                                                    (1,045)            (1,177)
Unearned Common Stock Held by RRP Trust                                                       (373)              (434)
Accumulated Other Comprehensive Income                                                         359                 99
Treasury Stock, at Cost; 1,564,836 and 1,547,529 Shares, respectively                      (30,375)           (29,844)
                                                                                      ------------     --------------
Total Stockholders' Equity                                                                  27,728             26,812
                                                                                      ------------     --------------
Total Liabilities and Stockholders' Equity                                            $    312,915     $      315,505
                                                                                      ============     ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.
                                     3




                                   ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                           CONSOLIDATED INCOME STATEMENTS
                                                     UNAUDITED
Three and Six Months Ended June 30, 2002 and 2001
(In Thousands, except per share data)
                                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                                      ---------------------------    -------------------------
                                                                            2002           2001          2002          2001
                                                                      -------------   -----------    ----------  -------------

Interest and Dividend Income:
 Loans, including fees                                                 $      4,085     $   5,124     $   8,360    $   10,375
 Debt Securities                                                                678           510         1,303         1,125
 Dividends                                                                       33            45            65           103
 Trading Account Securities                                                     -               3           -               7
 Interest Bearing Deposits                                                       56           147           127           278
                                                                      -------------   -----------    ----------  -------------
Total Interest and Dividend Income                                            4,852         5,829         9,855        11,888
                                                                      -------------   -----------    ----------  -------------
Interest Expense:
 Deposits                                                                     1,544         2,564         3,224         5,325
 Securities Sold Under Agreements to Repurchase                                  10            18            21            25
 Borrowings                                                                     973           974         1,933         1,955
                                                                      -------------   -----------    ----------  -------------
Total Interest Expense                                                        2,527         3,556         5,178         7,305
                                                                      -------------   -----------    ----------  -------------
Net Interest Income                                                           2,325         2,273         4,677         4,583
Provision (credit) for Loan Losses                                              -             (45)          -            (176)
                                                                      -------------   -----------    ----------  -------------
Net Interest Income After Provision for
 Loan Losses                                                                  2,325         2,318         4,677         4,759
                                                                      -------------   -----------    ----------  -------------
Non-Interest Income:
 Deposit Service Fees                                                           199           211           408           420
 Other Service Fees                                                              22            21            49            47
 Gain on Sale of Loans, Net                                                     171           115           323           362
 Gain on Sale of Other Assets                                                   110             1           111           -
 Trading Account Gains, Net                                                     -              22           -              27
 Income (Loss) From Investment in Limited Liability Company                      (6)            3            22            30
 Earnings on Cash Surrender Value of Life Insurance                             105           -             107           -
 Other                                                                           31            22            49            42
                                                                      -------------   -----------    ----------  -------------
Total Non-Interest Income                                                       632           395         1,069           928
                                                                      -------------   -----------    ----------  -------------
Non-Interest Expense:
 Salaries and Employee Benefits                                               1,204         1,033         2,337         2,107
 Occupancy                                                                       64           146           136           307
 Depreciation                                                                   100            88           193           157
 Data Processing                                                                 73            85           131           180
 Advertising & Public Relations                                                  58            78           127           118
 Operating Expenses                                                             147           132           260           235
 Professional Fees                                                               76            72           127           123
 Deposit Expenses                                                                73            69           139           129
 Bank Share Tax Expense                                                          76            77           152           154
 Directors' Fees                                                                 25            35            61            72
 Other General & Administrative Expenses                                        168           180           355           342
                                                                      -------------   -----------    ----------  -------------
Total Non-Interest Expense                                                    2,064         1,995         4,018         3,924
                                                                      -------------   -----------    ----------  -------------
Income Before Income Taxes                                                      893           718         1,728         1,763
Income Tax Expense                                                              297           264           609           635
                                                                      -------------   -----------    ----------  -------------
Net Income                                                             $        596     $     454     $   1,119    $    1,128
                                                                      =============   ===========    ==========  =============
Earnings Per Share - basic                                             $       0.57     $    0.42     $    1.06    $     0.98
                                                                      =============   ===========    ==========  =============
Earnings Per Share - diluted                                           $       0.52     $    0.40     $    0.98    $     0.94
                                                                      =============   ===========    ==========  =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.


                                                 ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   UNAUDITED

Six Months Ended June 30, 2002 and 2001
(In Thousands, except share data)
                                                                            Unearned    Unearned
                                                                             Common      Common    Accumulated            Total
                                                      Additional            Stock Held    Stock     Other                 Stock-
                                             Common   Paid-In    Retained    By ESOP     Held By   Comprehen-  Treasury   holders'
                                             Stock    Capital    Earnings     Trust     RRP Trust  sive Income  Stock     Equity
                                             -------  --------- ---------- ----------   ---------- ---------- ----------  --------

Balance, January 1, 2001                     $   27   $  32,410   $23,863  $  (1,440)    $  (749)   $   (51)  $ (25,278)  $ 28,782
Comprehensive Income:
  Net Income                                                        1,128                                                    1,128
  Change in Unrealized Gain (Loss) on
      Securities Available for Sale, Net of
      Deferred Taxes                                                                                     52                     52
                                                                                                                             -----
Total Comprehensive Income                                                                                                   1,180
Common Stock Released by ESOP Trust                          84                  132                                           216
Common Stock Earned by Participants of
  Recognition and Retention Plan Trust                       10                              151                               161
Purchase of Treasury Stock (218,600 shares)                                                                      (4,566)    (4,566)
Cash Dividends Declared ($.30 per share)                             (347)                                                    (347)
                                             -------  --------- ---------- ----------   ---------- ---------- ----------  --------
Balance, June 30, 2001                       $   27   $  32,504   $24,644  $  (1,308)    $  (598)   $     1   $ (29,844)  $ 25,426
                                             =======  ========= ========== ==========   ========== ========== ==========  ========
Balance, January 1, 2002                     $   27   $  32,626   $25,515  $  (1,177)    $  (434)   $    99   $ (29,844)  $ 26,812
Comprehensive Income:
  Net Income                                                        1,119                                                    1,119
  Change in Unrealized Gain (Loss) on
      Securities Available for Sale, Net of
      Deferred Taxes                                                                                    260                    260
                                                                                                                             -----
Total Comprehensive Income                                                                                                   1,379
Common Stock Released by ESOP Trust                         145                  132                                           277
Common Stock Earned by Participants of
  Recognition and Retention Plan Trust                       60                               61                               121
Reissuance of treasury stock under stock
   option plan (20,656 shares)                              (10)                                                    399        389
Purchase of Treasury Stock (37,963 shares)                                                                         (930)      (930)
Cash Dividends Declared ($.30 per share)                             (320)                                                    (320)
                                             -------  --------- ---------- ----------   ---------- ---------- ----------  --------
Balance, June 30, 2002                       $   27   $  32,821   $26,314  $  (1,045)    $  (373)   $   359   $ (30,375)  $ 27,728
                                             =======  ========= ========== ==========   ========== ========== ==========  ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.



                                   ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      UNAUDITED

For the Six Months Ended June 30, 2002 and 2001
(In Thousands)                                                                        Six Months Ended June 30,
                                                                                      -------------------------
                                                                                         2002           2001
                                                                                      ----------     ----------
Cash Flows from Operating Activities:
Net Income                                                                             $1,119         $1,128
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                         202            158
    Provision (Credit) for Losses on Loans                                                -             (176)
    Noncash Compensation Expenses                                                         345            365
    Other (gains) losses, net                                                            (112)            25
    Income from Investment in Limited Liability Company                                   (22)           (30)
    Accretion of Discounts, Net of Premium Amortization on Securities                     183             (1)
    Amortization of Deferred Revenues and Unearned Income on Loans                         22             41
    FHLB Stock Dividend Received                                                          (65)          (103)
    Net Changes in:
         Securities Classified as Trading                                                 -               95
         Loans Held for Sale                                                            3,054           (698)
         Accrued Interest Receivable                                                      (34)           142
         Cash Surrender Value of Life Insurance                                        (6,175)           -
         Other Assets                                                                    (456)            (5)
         Other Liabilities                                                                628            397
                                                                                      ----------     ----------
    Total Adjustments                                                                  (2,430)           210
                                                                                      ----------     ----------
       Net Cash (Used in) Provided by Operating Activities                             (1,311)         1,338
                                                                                      ----------     ----------
Cash Flows from Investing Activities:
    Activity in Available for Sale Securities:
         Proceeds from Calls, Maturities and Prepayments                                  811          6,814
         Purchases                                                                    (13,297)        (2,013)
    Activity in Held to Maturity Securities:
         Proceeds from Calls, Maturities and Prepayments                                5,959            171
    Net change in Certificates of Deposit                                                 100            -
    Net Repayments on Loans                                                            12,743         13,305
    Proceeds from Sale of Premises and Equipment                                          190            -
    Purchase of Premises and Equipment                                                   (328)        (1,388)
    Proceeds from Sale of Foreclosed Assets                                               228             24
    Capital Costs Incurred on Foreclosed Assets                                           (11)            (1)
                                                                                      ----------     ----------
       Net Cash Provided by Investing Activities                                        6,395         16,912
                                                                                      ----------     ----------
Cash Flows from Financing Activities:
    Net Change in Deposits                                                             (4,917)        (7,116)
    Net Change in Repurchase Agreements                                                  (570)         1,801
    Net Change in Short-term Borrowings                                                 2,000            -
    Proceeds from Long-term Debt                                                          -              662
    Repayment of Long-term Debt                                                          (712)        (2,546)
    Dividends Paid to Shareholders                                                       (320)          (376)
    Proceeds from sale of treasury stock for stock options exercised                      328            -
    Purchase of Treasury Stock                                                           (930)        (4,566)
                                                                                      ----------     ----------
       Net Cash Used in Financing Activities                                           (5,121)       (12,141)
                                                                                      ----------     ----------

   Net (Decrease) Increase in Cash and Cash Equivalents                                   (37)         6,109
Cash and Cash Equivalents, Beginning of Period                                         11,295          8,467
                                                                                      ----------     ----------
Cash and Cash Equivalents, End of Period                                              $11,258        $14,576
                                                                                      ==========     ==========
Supplemental Schedule of Noncash Activities:
    Acquisition of Foreclosed Assets in Settlement of Loans                                $9            $50
Supplemental Disclosures:
    Cash Paid For:
         Interest on Deposits and Borrowings                                           $5,236         $7,287
         Income Taxes                                                                    $470           $430


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

Business

     The Company is a Louisiana corporation organized in February 1996 for the purpose of becoming the bank holding company for LBA Savings Bank (the "Bank"). The Company became a financial holding company in April 2000 operating from its headquarters in Lafayette, Louisiana. The Company also owns Acadiana Holdings, L.L.C., ("Holdings") which was formed in May 2000 for the purposes of acquiring a new facility for the Company headquarters and the Bank's main office. The Company's marketing area is primarily in the parish of Lafayette, Louisiana and secondarily in other surrounding parishes in southwest Louisiana. The Company's principal business is the operation of the Bank which conducts business from its main office and four branch offices, of which three branches are located in Lafayette, Louisiana, and one branch is located in New Iberia, Louisiana. Additionally, the Bank operates one loan production office in Eunice, Louisiana. The Company provides a variety of financial services primarily to individuals, but also to commercial business customers. The primary activities of the Company in the operation of the Bank are making loans and investments and attracting deposits. Borrowings provide an alternative source of funds to support lending and investing activities, and the operation of the Company.

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

(2) Loans Receivable

     Loans receivable at June 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                         June 30,       December 31,
                                           2002             2001
___________________________________      _________      ____________
Mortgage Loans:
   Single-Family Residential               122,286          139,739
   Construction                              8,251            6,093
   Multi-Family Residential                    529              166
   Commercial Real Estate                   43,338           40,119
   Equity Lines of Credit                    5,422            4,421
                                         ---------      ------------
      Total Mortgage Loans                 179,826          190,538

Commercial Business Loans                   19,753           20,468
Other Consumer Loans                        25,534           25,287
                                         ---------      ------------
      Total Loans                          225,113          236,293

Less:                                          -
   Allowance for loan losses                (2,422)          (2,710)
   Net deferred loan fees                     (243)            (161)
   Unadvanced loan funds                    (5,157)          (3,531)
                                         ---------      ------------
Loans, net                                 217,291          229,891
                                         =========      ============

     The following is an analysis of the allowance for possible loan losses for the six months ended June 30, 2002 and for the year ended December 31, 2001 (in thousands):

                                         June 30,       December 31,
                                           2002             2001
___________________________________      _________      ____________
Balance, Beginning                       $   2,710      $     2,714
   Provision Charged to Income                 -                 20
   Loans Charged Off                          (361)            (243)
   Loans Recovered                              73              219
                                         ---------      ------------
Balance, Ending                          $   2,422      $     2,710
                                         =========      ============

(3)  Earnings Per Share

  Weighted average shares of common stock outstanding for basic earnings per share ("EPS") excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") (89,851 and 111,746 shares for the quarters ending June 30, 2002 and June 30, 2001, respectively) and the weighted average unvested shares in the Recognition and Retention Plan ("RRP") (27,186 and 45,205 for the quarters ending June 30, 2002 and June 30, 2001, respectively). The effect on diluted EPS of stock option shares outstanding and unvested RRP shares are calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted EPS:


                                                     For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                     -----------------------------------    ---------------------------------
                                                            2002               2001              2002              2001
                                                     ---------------      -------------     -------------     ---------------
Numerator:
 Income Applicable to Common Shares                  $       596,000      $     454,000     $   1,119,000     $   1,128,000
                                                     ===============      =============     =============     ===============
Denominator:
 Weighted Average Common Shares Outstanding                1,047,333          1,085,360         1,051,018         1,153,583
 Effect of Dilutive Securities:
  Stock Options Outstanding                                   82,359             53,358            79,372            42,811
  RRP Grants                                                   6,657             10,017             5,831             7,437
                                                     ---------------      -------------     -------------     ---------------
 Weighted Average Common Shares Outstanding
  Assuming Dilution                                        1,136,349          1,148,735         1,136,221         1,203,831
                                                     ===============      =============     =============     ===============
 Earnings per Share                                  $          0.57      $        0.42     $        1.06     $        0.98
                                                     ===============      =============     =============     ===============
 Earnings per Share - Assuming Dilution              $          0.52      $        0.40     $        0.98     $        0.94
                                                     ===============      =============     =============     ===============





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

     In July of 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In many cases costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operation.

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

OVERVIEW

     Management continued its effort to reduce the Company's historical dependence on interest income from long-term residential mortgage loans while increasing its commercial and consumer loan business; however, this strategy has slowed short-term earnings growth in the current yield curve environment. The average balance of residential loans, as a percentage of average earning assets, declined from 61.6% for the year ended December 31, 2000 to 55.6% for the year ended December 31, 2001 and to 45.4% for the six months ended June 30, 2002, and 44.1% for the three months ended June 30, 2002. During those same periods, the Company's average balance of commercial and consumer loans increased as a percentage of average earning assets, from 22.5% for the year ended December 31, 2000 to 27.5% for the year ended December 31, 2001, and to 29.8% for the six months ended June 30, 2002, and 30.6% for the three months ended June 30, 2002. The Company's average balance of investments and other earning assets increased from 15.9% of average earning assets for the year ended December 31, 2000 to 16.9% for the year ended December 31, 2001 and to 24.8% for the six months ended June 30, 2002, and 25.3% for the three months ended June 30, 2002. Though the Company's earning asset mix continues to change from a heavier weighting in long-term residential loans toward shorter term commercial and consumer loans and shorter term investments and other earning assets, the average yield on interest earning assets declined from 7.86% for the year ended December 31, 2000, to 7.53% for the year ended December 31, 2001, and to 6.72% for the six months ended June 30, 2002, and 6.66% for the three months ended June 30, 2002. The significant drop in prime rate and other short term market rates together with the shift in loan product mix are reflected in the decline in average yields on the Company's assets.

     Management has also made an effort to maintain net interest income by lowering its offering rates on deposits and thereby reducing the Company's cost of deposits sufficiently to offset the drop in interest income. We believe the Company's pricing strategy resulted in lowering the cost of deposits. The Company's primary deposit funding source is from certificates of deposit. The average cost of certificates of deposit decreased from 5.82% for the year ended December 31, 2000 to 5.34% for the year ended December 31, 2001, and to 3.94% for the six months ended June 30, 2002, and 3.83% for the three months ended June 30, 2002. Management has also made an effort to increase the repricing terms of its time deposits thereby lessening the sensitivity of such costs in a changing rate environment. Fixed rate time deposits are reported by remaining maturity and floating rate time deposits are reported by the next repricing date. At December 31, 2000, 22.5% of the Company's time deposits were scheduled to mature or reprice in more than one year. At December 31, 2001, 39.6% of the Company's time deposits were scheduled to mature or reprice in more than one year. We reported last quarter that at March 31, 2002, 41.2% of the Company's time deposits were scheduled to mature or reprice in more than one year. At June 30, 2002, 44.4% of the Company's time deposits were scheduled to mature or reprice in more than one year. We believe the current rate environment and other local market conditions make it unlikely to expect further lengthening of such repricing terms.

     At June 30, 2002, the consolidated assets of the Company were $312.9 million, a decrease of $2.6 million, or 0.8%, compared with $315.5 million at December 31, 2001. The decline in total assets is primarily attributable to deposit outflows. Management believes that the Company's lower offering rates on deposits, reflective of current market conditions, may have resulted in the decrease of $4.9 million, or 2.3%, in total deposits. The Company had total liabilities of $285.2 million at June 30, 2002, compared to $288.7 million at December 31, 2001. During the six months ended June 30, 2002, the Company's single-family residential loan portfolio decreased by $17.5 million from December 31, 2001, primarily as a result of prepayments on residential loans and the sale of $24.1 million of newly originated residential mortgage loans (which total includes completed residential construction loans) in the secondary market during that period. We reported that for the first quarter ended March 31, 2002, the Company's originations of new consumer and commercial business loans were more than offset by repayments resulting in a decrease in the commercial and consumer loan portfolios by a total of $1.9 million and that as an alternative to new loan originations, the Company purchased $10.3 million of securities available for sale and it purchased $6.0 million of bank owned life insurance during the first quarter. During the three months ended June 30, 2002, the Company's consumer and commercial loan portfolios grew $6.0 million, net of repayments, and the Company purchased an additional $3.0 million of securities available for sale.

ASSETS

     Total cash and cash equivalents decreased $37,000, or 0.3%, remaining relatively stable at approximately $11.3 million at June 30, 2002 and December 31, 2001. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to ($1.3 million), $6.4 million, and ($5.1 million), respectively, for the six months ended June 30, 2002. Cash and cash equivalents funded 3.6% of total assets at June 30, 2002 and December 31, 2001.

     The Company has $2.9 million in time deposits in other banks as of June 30, 2002. The Company has no more than $100,000 at any one bank, matching the expected insured limit of bank deposits by the Federal Deposit Insurance Corporation. The Company has no intention to invest more that $100,000 at any one bank.

     Securities available for sale increased $12.8 million, or 65.0%, to $32.5 million at June 30, 2002, compared with $19.7 million at December 31, 2001.
The primary reasons for such increase were the purchase of $13.3 million of new securities and an increase in fair value of the securities of $394,000, both of which were partially offset by principal repayments of $811,000 of investment securities. Securities available for sale primarily include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities, and corporate obligations. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as a component of other comprehensive income. As of June 30, 2002, investment securities available for sale amounted to 10.4% of total assets, compared to 6.2% of total assets at December 31, 2001.

     Securities held to maturity decreased $6.1 million, or 19.0%, from $32.0 million at December 31, 2001 to $25.9 million at June 30, 2002. Securities held to maturity consist of mortgage-backed securities. At June 30, 2002 securities held to maturity amounted to 8.3% of total assets compared to 10.1% at December 31, 2001.

     Loans receivable, net, decreased $12.6 million, or 5.5%, to $217.3 million at June 30, 2002, compared to $229.9 million at December 31, 2001. Single-family residential loans decreased $17.5 million, or 12.5%, from $139.7 million at December 31, 2001, to $122.3 million at June 30, 2002. Construction loans (which include primarily single-family residential construction) increased $2.2 million, from $6.1 million at December 31, 2001 to $8.3 million at June 30, 2002. Multi-family residential mortgage loans increased $363,000, or 218.7%, from $166,000 at December 31, 2001, to $529,000 at June 30, 2002. Commercial real estate loans increased $3.2 million, or 8.0%, from $40.1 million at December 31, 2001, to $43.3 million at June 30, 2002. Equity lines of credit increased $1.0 million, or 22.6%, from $4.4 million at December 31, 2001 to $5.4 million at June 30, 2002. Commercial business loans decreased $715,000, or 3.5%, from $20.5 million at December 31, 2001, to $19.8 million at June 30, 2002. Other consumer loans increased $247,000, or 1.0%, from $25.3 million at December 31, 2001, to $25.5 million at June 30, 2002. Total gross loans decreased $11.2 million, or 4.7%, from $236.3 million at December 31, 2001, to $225.1 million at June 30, 2002. Loans receivable, net, amounted to 69.4% of total assets at June 30, 2002, compared to 72.9% of total assets at December 31, 2001. Note 2 to the Consolidated Financial Statements provides additional information regarding the Company's loans.

     The Company had $6.3 million in cash surrender value of life insurance as of June 30, 2002. Near the end of the quarter ended June 30, 2002, the Company purchased $6.0 million of bank owned life insurance, with consent, insuring the lives of several of its officer managers. The Company's purpose for this investment is to generate other income to partially offset the rising costs of certain employee benefit plans. Increases in cash surrender value are included in non-interest income. At June 30, 2002 cash surrender value of life insurance amounted to 2.0% of total assets.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, securities sold under agreements to repurchase, borrowings from the FHLB and other banks, and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the six months ended June 30, 2002.

     The Company's deposits decreased by $4.9 million, or 2.3%, to $210.7 million at June 30, 2002, compared to $215.6 million at December 31, 2001. Interest bearing deposits decreased $4.7 million, or 2.4%, and non-interest bearing deposits decreased $179,000, or 1.2%. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $146.0 million at June 30, 2002, a decrease of $6.7 million, or 4.4%, from $152.7 million at December 31, 2001. Total deposits funded 67.3% of total assets at June 30, 2002, compared to 68.3% at December 31, 2001.

     The Company's borrowings generally include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings in the form of securities sold under agreements to repurchase consist of overnight borrowings, primarily from business entities who are also deposit customers of the Company. Securities sold under agreements to repurchase amounted to $2.2 million at June 30, 2002, compared to $2.8 million at December 31, 2001. The Company also had $2.0 million of short-term borrowings at June 30, 2002 compared to none at December 31, 2001.

     Long-term debt decreased $538,000, or 0.8%, from $69.0 million at December 31, 2001 to $68.4 million at June 30, 2002. Long-term debt funded 21.9% of assets both at June 30, 2002 and at December 31, 2001.

     Long-term debt consists primarily of advances from the FHLB. Advances from the FHLB amounted to $65.4 million of long-term debt at June 30, 2002, a substantial portion of which is callable by the FHLB of Dallas. In the current interest rate environment, management does not believe it is likely that such advances will be called. Such advances have substantial prepayment penalties and thus, except if called by the FHLB, management does not expect to repay such debt until final maturity. Without regard to callable features, at June 30, 2002, advances from the FHLB with a remaining maturity of one year or less, with a remaining maturity of more than one year through three years and with a remaining maturity of more than three years amounted to $3.1 million, $250,000, and $64.0 million, respectively. Advances from the FHLB have been, and are expected to continue to be, an important source of funding for both existing assets and new asset growth.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At June 30, 2002, stockholders' equity totaled $27.7 million, an increase of $916,000 or 3.4%, compared to $26.8 million at December 31, 2001. The increase was primarily attributable to $1.1 million of net income of the six months ended June 30, 2002, together with an increase in other comprehensive income of $260,000, the release of common stock related to the Company's employee stock benefit plans totaling $398,000, and by the reissuance of treasury stock under the stock option plan totaling $389,000, all of which was partially offset by aggregate repurchases of common stock for treasury of $930,000 and by $320,000 of dividends declared on the Company's common stock. Stockholders' equity funded 8.9% and 8.5% of assets at June 30, 2002 and at December 31, 2001, respectively.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the FDIC, which requirements directly affect the minimum capital levels at the Bank. The FRB also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At June 30, 2002 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.

RESULTS OF OPERATIONS

      The Company reported net income of $596,000 and earnings per share of $0.57 (basic) and $0.52 (diluted) for the three months ended June 30, 2002, compared to net income of $454,000 and earnings per share of $0.42 (basic) and $0.40 (diluted) for the three months ended June 30, 2001. Net income increased $142,000 and basic earnings per share increased 35.7% comparing the current quarter to the year ago quarter.

      The Company reported net income of $1.1 million and earnings per share of $1.06 (basic) and $0.98 (diluted) for the six months ended June 30, 2002, compared to net income of $1.1 million and earnings per share of $0.98 (basic) and $0.94 (diluted) for the six months ended June 30, 2001. Net income decreased $9,000 and basic earnings per share increased 8.2% comparing the current six-month period to the year ago six-month period.

      The Company continued selling substantially all newly originated single-family residential mortgage loan production, which sales amounted to $24.1 million for the six months ended June 30, 2002, compared to $25.6 million for the six months ended June 30, 2001. Net gains from such sales are included in non-interest income and amounted to $171,000 and $115,000 for the three months ended June 30, 2002 and 2001, respectively, and $323,000 and $362,000 for the six months ended June 30, 2002 and 2001, respectively. Non-interest income was $632,000 for the three months ended June 30, 2002, compared to $395,000 for the three months ended June 30, 2001, representing an increase of $237,000. The primary reasons for this increase in non-interest income were the earnings of $105,000 during the current quarter on the cash surrender value of life insurance, which the Company did not own in the 2001 fiscal year, and a $110,000 net gain from the settlement of an expropriation of property, which is not expected to be recurring income. Non-interest income was $1.1 million for the six months ended June 30, 2002 compared to $928,000 for the six months ended June 30, 2001.

Net Interest Income

      Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.88% and 2.49% during the three months ended June 30, 2002 and 2001, respectively. Both rates (the average yield on interest-earning assets and average cost of interest-bearing liabilities) and volumes (the average balances of interest-earning assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's interest rate margin (i.e., the difference between interest income and interest expense multiplied by average interest-earning assets) was 3.19%, and 2.96%, during the three months ended June 30, 2002 and 2001, respectively. The 23 basis point (with 100 basis points being equal to 1%) increase in net interest margin in the second quarter of 2002 compared to 2001 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the average yields earned on the Company's loans, investment securities, and other interest-earning assets. Lessening the effects of such efforts, the decrease in the average balance of interest-earning assets of $15.1 million more than offset the decrease in the average balance of interest-bearing liabilities of $10.7 million, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The Company's net interest income increased $52,000, or 2.3%, remaining relatively stable at approximately $2.3 million for the quarters ended June 30, 2001 and 2002.

     The Company's average interest rate spread was 2.85% and 2.49% during the six months ended June 30, 2002 and 2001, respectively. The Company's interest rate margin was 3.19%, and 2.99%, during the six months ended June 30, 2002 and 2001, respectively. The 20 basis point increase in net interest margin in the first six months of 2002 compared to 2001 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the average yields earned on the Company's loans, investment securities, and other interest-earning assets. Lessening the effects of such efforts, the decrease in the average balance of interest-earning assets of $13.6 million more than offset the decrease in the average balance of interest-bearing liabilities of $10.1 million, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The Company's net interest income increased $94,000, or 2.1%, from $4.6 million for the six months ended June 30, 2001, to $4.7 million for the six months ended June 30, 2002.

     The Company's largest group of interest-earning assets is residential mortgage loans, comprising 44.1% and 45.4% of total average interest-earning assets for the three and six months ended June 30, 2002, respectively. Market rates on residential mortgage loans are heavily influenced by competition and on the rates of interest on longer term U.S. Treasury Bonds, such as the 10-year and 30-year bonds. Significant changes in longer term U.S. Government Treasury Bond rates likely translate to similar changes in offering rates for residential mortgage loans. The Company's largest source of funds is certificates of deposit, which for the three and six months ended June 30, 2002, amounted to 54.2% and 54.6%, respectively, of total average interest-bearing liabilities. Market rates on shorter term U.S. Government Notes and Bonds, and offering rates by competition heavily influence the Company's offering rates on certificates of deposit. Significant changes in shorter term U.S. Government Notes and Bonds may translate into somewhat similar changes in offering rates for certificates of deposit. If longer term U.S. Government Treasury Bond rates fall, and during the same time period, shorter term U.S. Government Treasury Notes and Bond rates rise, the Company's net interest margin would likely decrease.

Interest and Dividend Income

     Interest and dividend income totaled $4.9 million for the three months ended June 30, 2002, compared to $5.8 million for the three months ended June 30, 2001, a decrease of $977,000, or 16.8%. This decrease was mainly due to a decrease in the average balances of interest-earning assets of $15.1 million, or 4.9%, together with a decrease of 94 basis points in the yield earned on the Company's average interest-earning assets.

     Interest and dividend income totaled $9.9 million for the six months ended June 30, 2002, compared to $11.9 million for the six months ended June 30, 2001, a decrease of $2.0 million, or 17.1%. This decrease was mainly due to a decrease in the average balances of interest-earning assets of $13.6 million, or 4.4%, together with a decrease of 103 basis points in the yield earned on the Company's average interest-earning assets.

     Interest income earned on loans decreased $1.0 million, or 20.3%, from $5.1 million for the three months ended June 30, 2001 to $4.1 million for the three months ended June 30, 2002. This decrease was due to a decrease in the Company's average balance of loans for the three months ended June 30, 2002, of $39.0 million, or 15.1%, compared to the three months ended June 30, 2001, together with a decrease of 49 basis points in the yield earned on the Company's average balance of loans. The average balance of residential mortgage loans decreased $46.5 million, while the average balance of commercial loans increased $6.5 million, or 12.3%, and the average balance of consumer and other loans increased $1.1 million, or 3.7%. The average yield earned on the loan portfolio was 7.50% for the three months ended June 30, 2002, resulting in a decrease of 49 basis points from the 7.99% yield earned on the loan portfolio for the three months ended June 30, 2001. The net downward changes in average loan balances reflect the results of the Company's continuing strategy to reduce its historical dependence on residential mortgage loans, which is occurring at a faster pace than growth in commercial and consumer loans.

      Interest income earned on loans decreased $2.0 million, or 19.4%, from $10.4 million for the six months ended June 30, 2001 to $8.4 million for the six months ended June 30, 2002. This decrease was due to a decrease in the Company's average balance of loans for the six months ended June 30, 2002, of $36.7 million, or 14.1%, compared to the six months ended June 30, 2001, together with a decrease of 49 basis points in the yield earned on the Company's average balance of loans. The average balance of residential mortgage loans decreased $45.1 million, while the average balance of commercial loans increased $7.5 million, and the average balance of consumer and other loans increased $883,000. The average yield earned on the loan portfolio was 7.58% for the six months ended June 30, 2002, reflecting a decrease of 49 basis points from the 8.07% yield earned on the loan portfolio for the six months ended June 30, 2001.

     Interest and dividend income earned on investment securities increased $156,000, or 28.1%, from $555,000 for the three months ended June 30, 2001 to $711,000 for the three months ended June 30, 2002. This increase was due to an increase in the Company's average balance of investment securities of $27.6 million, or 76.4%, which was partially offset by a 169 basis point decrease in the Company's average yield earned on investment securities for the three months ended June 30, 2002 compared to the Company's average yield earned on investment securities for the three months ended June 30, 2001.

      Interest and dividend income earned on investment securities increased $140,000, or 11.4%, from $1.2 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. This increase was due to an increase in the Company's average balance of investment securities of $23.3 million, or 61.3%, which was partially offset by a 202 basis point decrease in the Company's average yield earned on investment securities for the six months ended June 30, 2002 compared to the Company's average yield earned on investment securities for the six months ended June 30, 2001.

     Interest income earned on other interest-earning assets decreased $94,000, or 62.7%, from $150,000 for the three months ended June 30, 2001, to $56,000 for the three months ended June 30, 2002. This decrease was primarily due to a decrease in the Company's average yield earned on other interest-earning assets of 210 basis points, from 4.29% to 2.19%, together with a decrease in the Company's average balance of other interest-earning assets of $3.8 million, or 27.1%, from $14.0 million for the three months ended June 30, 2001, to $10.2 million at June 30, 2002. Other earning assets consist primarily of cash invested overnight.

     Interest income earned on other interest-earning assets decreased $158,000, or 55.4%, from $285,000 for the six months ended June 30, 2001, to $127,000 for the six months ended June 30, 2002. This decrease was primarily due to a decrease in the Company's average yield earned on other interest-earning assets of 257 basis points, from 4.72% to 2.15%, together with a decrease in the Company's average balance of other interest-earning assets of $244,000, or 2.0%, from $12.2 million for the six months ended June 30, 2001, to $11.9 million at June 30, 2002. Other earning assets consist primarily of cash invested overnight.

Interest Expense

     Interest expense decreased $1.0 million, or 28.9%, from $3.6 million for the three months ended June 30, 2001, to $2.5 million for the three months ended June 30, 2002. This decrease was due to a decrease in both the cost of interest-bearing liabilities and by a decrease in the average balance of
interest-bearing liabilities.   The average balance of interest-bearing
liabilities decreased $10.7 million, or 3.8%, from $279.2 million for the three months ended June 30, 2001, to $268.5 million for the three months ended June 30, 2002. The cost of such interest-bearing liabilities decreased 133 basis points for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     Interest expense decreased $2.1 million, or 29.1%, from $7.3 million for the six months ended June 30, 2001, to $5.2 million for the six months ended June 30, 2002. This decrease was due to a decrease in both the cost of such liabilities and by a decrease in the average balance of interest-bearing
liabilities.   The average balance of interest-bearing liabilities decreased
$10.1 million, or 3.6%, from $279.9 million for the six months ended June 30, 2001, to $269.8 million for the six months ended June 30, 2002. The cost of such interest-bearing liabilities decreased 139 basis points for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     The average balance of interest-bearing deposits decreased $13.2 million, or 6.3%, from $209.4 million for the three months ended June 30, 2001, to $196.2 million for the three months ended June 30, 2002. The interest expense on average interest-bearing deposits decreased $1.0 million, or 39.8%, from $2.6 million for the three months ended June 30, 2001 to $1.5 million for the three months ended June 30, 2002. The cost of such average deposits decreased from 4.91% to 3.16% or 175 basis points for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The average balance of interest-bearing deposits decreased $12.4 million, or 5.9%, from $210.3 million for the six months ended June 30, 2001, to $197.8 million for the six months ended June 30, 2002. The interest expense on average interest-bearing deposits decreased $2.1 million, or 39.9%, from $5.3 million for the six months ended June 30, 2001 to $3.2 million for the six months ended June 30, 2002. The cost of such average deposits decreased from 5.11% to 3.29% or 182 basis points for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     The average balance of securities sold under agreements to repurchase amounted to $2.4 million for the three months ended June 30, 2002 compared to $2.1 million for the three months ended June 30, 2001. The average cost of securities sold under agreements to repurchase was 1.69% for the three months ended June 30, 2002 compared to 3.45% for the three months ended June 30, 2001.

     The average balance of securities sold under agreements to repurchase amounted to $2.5 million for the six months ended June 30, 2002 compared to $1.4 million for the six months ended June 30, 2001. The average cost of securities sold under agreements to repurchase was 1.70% for the six months ended June 30, 2002 compared to 3.62% for the six months ended June 30, 2001.

     Interest expense on borrowings (consisting primarily of fixed rate advances from the FHLB) decreased $1,000, or 0.1%, from $974,000 for the three months ended June 30, 2001, to $973,000 for the three months ended June 30, 2002. The primary reason for the decrease was a 20 basis point decrease in the average cost of such borrowings, which was partially offset by a $2.3 million, or 3.3%, increase in the average balance of such borrowings.

     Interest expense on borrowings (consisting primarily of fixed rate advances from the FHLB) decreased $22,000, or 1.1%, from $2.0 million for the six months ended June 30, 2001, to $1.9 million for the six months ended June 30, 2002. The primary reason for the decrease was a 17 basis point decrease in the average cost of such borrowings, which was partially offset by a $1.2 million, or 1.8%, increase in the average balance of such borrowings.

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



                                                        Three Months Ended                  Three Months Ended
                                                 ----------------------------------  ----------------------------------
                                                          June 30, 2002                       June 30, 2001
                                                 ----------------------------------  ----------------------------------
                                                  Average                 Average      Average                 Average
                                                  Balance     Interest   Yield/cost    Balance     Interest  Yield/cost
           (Dollars in Thousands)                ---------    --------   ----------  ---------     --------  ----------
Interest-earning assets:
 Loans receivable:
  Residential mortgage loans (1)                 $ 129,011    $ 2,443       7.60 %   $ 175,529     $ 3,363       7.68 %
  Commercial loans                                  59,274      1,061       7.18        52,793       1,126       8.55
  Consumer and other loans                          30,112        581       7.74        29,042         635       8.77
                                                 ---------    --------   ----------  ---------     --------  ----------
   Total loans                                     218,397      4,085       7.50       257,364       5,124       7.99
 Investment securities (2)                          63,791        711       4.47        36,166         555       6.16
 Other earning assets                               10,237         56       2.19        14,034         150       4.29
                                                 ---------    --------   ----------  ---------     --------  ----------
  Total interest-earning assets                    292,425      4,852       6.66       307,564       5,829       7.60
                                                              --------   ----------                --------  ----------
Noninterest-earning assets                          18,865                              12,679
                                                 ---------                           ---------
  Total Assets                                   $ 311,290                           $ 320,243
Interest-bearing liabilities:                    =========                           =========
 Deposits:
  Demand deposits                                $  37,166    $   121       1.31 %   $  33,809     $   199       2.36 %
  Savings deposits                                  13,575         34       1.00        12,120          43       1.42
  Certificates of deposit                          145,480      1,389       3.83       163,515       2,322       5.70
                                                 ---------    --------   ----------  ---------     --------  ----------
   Total interest-bearing deposits                 196,221      1,544       3.16       209,444       2,564       4.91
 Securities sold under Repurchase Agreements         2,373         10       1.69         2,095          18       3.45
 Borrowings                                         69,895        973       5.58        67,641         974       5.78
                                                 ---------    --------   ----------  ---------     --------  ----------
  Total interest-bearing liabilities               268,489      2,527       3.78       279,180       3,556       5.11
                                                              --------   ----------                --------  ----------
Noninterest-bearing demand deposits                 13,605                              12,018
Other noninterest-bearing liabilities                1,844                               2,462
                                                 ---------                           ---------
  Total liabilities                                283,938                             293,660
                                                 ---------                           ---------
Stockholders' equity                                27,352                              26,583
                                                 ---------                           ---------
  Total liabilities and stockholders'
   equity                                        $ 311,290                           $ 320,243
                                                 =========                           =========
Net interest-earning assets                      $  23,936                           $  28,384
                                                 =========                           =========
Net interest income/interest rate spread                      $ 2,325       2.88 %                 $ 2,273       2.49 %
                                                              ========   ==========                ========  ==========
Net interest margin                                                         3.19 %                               2.96 %
                                                                         ==========                          ==========
Ratio of average interest-earning assets
 to average interest-bearing liabilities                       108.92 %                             110.17 %
                                                              ========                             ========

_______________________________________________
(1) Includes loans held for sale.
(2) Includes FHLB stock.


                                                         Six Months Ended                    Six Months Ended
                                                 ----------------------------------  ----------------------------------
                                                          June 30, 2002                       June 30, 2001
                                                 ----------------------------------  ----------------------------------
                                                  Average                 Average      Average                 Average
                                                  Balance     Interest   Yield/cost    Balance     Interest  Yield/cost
           (Dollars in Thousands)                ---------    --------   ----------  ---------     --------  ----------
Interest-earning assets:
 Loans receivable:
  Residential mortgage loans (1)                 $ 134,211    $ 5,085       7.64 %   $ 179,292     $ 6,876       7.73 %
  Commercial loans                                  58,641      2,117       7.28        51,101       2,230       8.80
  Consumer and other loans                          29,636      1,158       7.88        28,753       1,269       8.90
                                                 ---------    --------   ----------  ---------     --------  ----------
   Total loans                                     222,488      8,360       7.58       259,146      10,375       8.07
 Investment securities (2)                          61,395      1,368       4.49        38,054       1,228       6.51
 Other earning assets                               11,935        127       2.15        12,179         285       4.72
                                                 ---------    --------   ----------  ---------     --------  ----------
  Total interest-earning assets                    295,818      9,855       6.72       309,379      11,888       7.75
                                                              --------   ----------                --------  ----------
Noninterest-earning assets                          16,253                              12,431
                                                 ---------                           ---------
  Total Assets                                   $ 312,071                           $ 321,810
Interest-bearing liabilities:                    =========                           =========
 Deposits:
  Demand deposits                                $  37,179    $   277       1.50 %   $  33,806     $   481       2.87 %
  Savings deposits                                  13,327         66       1.00        12,095         102       1.70
  Certificates of deposit                          147,334      2,881       3.94       164,388       4,742       5.82
                                                 ---------    --------   ----------  ---------     --------  ----------
   Total interest-bearing deposits                 197,840      3,224       3.29       210,289       5,325       5.11
 Securities sold under Repurchase Agreements         2,498         21       1.70         1,394          25       3.62
 Borrowings                                         69,432      1,933       5.61        68,234       1,955       5.78
                                                 ---------    --------   ----------  ---------     --------  ----------
  Total interest-bearing liabilities               269,770      5,178       3.87       279,917       7,305       5.26
                                                              --------   ----------                --------  ----------
Noninterest-bearing demand deposits                 13,208                              11,575
Other noninterest-bearing liabilities                1,821                               2,492
                                                 ---------                           ---------
  Total liabilities                                284,799                             293,984
                                                 ---------                           ---------
Stockholders' equity                                27,272                              27,826
                                                 ---------                           ---------
  Total liabilities and stockholders'
   equity                                        $ 312,071                           $ 321,810
                                                 =========                           =========
Net interest-earning assets                      $  26,048                           $  29,462
                                                 =========                           =========
Net interest income/interest rate spread                      $ 4,677       2.85 %                 $ 4,583       2.49 %
                                                              ========   ==========                ========  ==========
Net interest margin                                                         3.19 %                               2.99 %
                                                                         ==========                          ==========
Ratio of average interest-earning assets
 to average interest-bearing liabilities                       109.66 %                             110.53 %
                                                              ========                             ========

_______________________________________________
(1) Includes loans held for sale.
(2) Includes FHLB stock.

Provision for Loan Losses

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Based on its overall assessment of the allowance for loan losses, the Company had no provision for loan losses for the three and six months ended June 30, 2002, and a credit of $45,000 and $176,000 in the provision for loan losses for the three and six months ended June 30, 2001, respectively.

     At June 30, 2002, the Company's allowance for loan losses amounted to $2.4 million, or 1.1% of total loans and 424.9% of the total of non-performing loans and loans considered troubled debt restructuring. At December 31, 2001, the Company's allowance for loan losses amounted to $2.7 million, or 1.1% of total loans and 586.7% of the total of non-performing loans and loans considered troubled debt restructuring.

Non-Interest Income

     In an effort to reduce its historical dependence on interest income from long-term residential loans the Company continued selling substantially all newly originated single-family residential mortgage loan production, which sales amounted to $24.1 million for the six months ended June 30, 2002, compared to $25.6 million for the six months ended June 30, 2001. Net gains from such sales are included in non-interest income and amounted to $171,000 and $115,000 for the three months ended June 30, 2002 and 2001, respectively, and $323,000 and $362,000 for the six months ended June 30, 2002 and 2001, respectively.

     Non-interest income was $632,000 for the three months ended June 30, 2002, compared to $395,000 for the three months ended June 30, 2001, representing an increase of $237,000. The primary reasons for this increase in non-interest income were the earnings of $105,000 during the three months ended June 30, 2002 on the cash surrender value of life insurance, which the Company did not own in the 2001 fiscal year, and a $110,000 net gain from the settlement of an expropriation of property, which is not expected to be recurring income. Non-interest income was $1.1 million for the six months ended June 30, 2002 compared to $928,000 for the six months ended June 30, 2001.

Non-Interest Expense

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, advertising and public relations, professional fees, deposit related expenses, bank share tax expense, directors' fees, certain operating expenses, and other general and administrative expenses and other expense items.

     Non-interest expense increased $69,000, or 3.5%, from $2.0 million for the three months ended June 30, 2001 to $2.1 million for the three months ended June 30, 2002. Salaries and employee benefits increased $171,000, or 16.6%; occupancy expense decreased $82,000, or 56.2%, depreciation expense increased $12,000, or 13.6%; data processing expense decreased $12,000, or 14.1%; advertising and public relations expense decreased $20,000, or 25.6%; operating expenses increased $15,000, or 11.4%, professional fees increased $4,000, or 5.6%, deposit expenses increased $4,000, or 5.8%, bank share tax expenses decreased $1,000, or 1.3%, directors' fees decreased $10,000, or 28.6%, and all other expenses decreased $12,000, or 6.7%.

     Non-interest expense increased $94,000, or 2.4%, from $3.9 million for the six months ended June 30, 2001 to $4.0 million for the six months ended June 30, 2002. Salaries and employee benefits increased $230,000, or 10.9%; occupancy expense decreased $171,000, or 55.7%, depreciation expense increased $36,000, or 22.9%; data processing expense decreased $49,000, or 27.2%; advertising and public relations expense increased $9,000, or 7.6%; operating expenses increased $25,000, or 10.6%, professional fees increased $4,000, or 3.3%, deposit expenses increased $10,000, or 7.8%, bank share tax expenses decreased $2,000, or 1.3%, directors' fees decreased $11,000, or 15.3%, and all other expenses increased $13,000, or 3.8%.

  The Company actively engages in leasing space at its headquarters that it has available. Income from leases from third parties for the three months ended June 30, 2002 and 2001 was $181,000 and $162,000, respectively. Income from leases from third parties for the six months ended June 30, 2002 and 2001
was $353,000 and $301,000, respectively.   Such leasing income reduces the
Company's reported occupancy expense. Management offers no assurance that lease income from third parties will remain at this level or that occupancy expenses may not increase in the future due to, among other factors, utility costs and repair and maintenance expenses.

Income Taxes

     For the three months ended June 30, 2002 and June 30, 2001, the Company incurred income tax expense of $297,000 and $264,000, respectively. The Company's effective tax rate amounted to 33.3% and 36.8% during the first three months ended June 30, 2002 and 2001, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

     For the six months ended June 30, 2002 and June 30, 2001, the Company incurred income tax expense of $609,000 and $635,000, respectively. The Company's effective tax rate amounted to 35.2% and 36.0% during the six months ended June 30, 2002 and 2001, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $129.8 million from the FHLB through its subsidiary bank, with $62.4 million currently available for additional borrowing. Additionally, using other investments as collateral, the subsidiary bank could borrow an additional $29.7 million. Altogether, these sources represent $92.1 million additional cash liquidity which could be obtained through additional borrowings at June 30, 2002.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At June 30, 2002, the total approved commitments to extend credit amounted to $32.6 million, including undisbursed funds related to construction loans of $8.5 million, unused approved lines of credit of $15.6 million, approved loan commitments of $8.4 million and standby letters of credit of $58,000. Certificates of deposit with a remaining maturity of one year or less at the same date totaled $80.3 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios as of June 30, 2002 are presented in the table below:

                                                                                               Minumum to be
                                                                          Minimum          Well Capitalized Under
                                                                          Capital            Prompt Corrective
       (Dollars in Thousands)                          Actual           Requirement          Action Provisions
                                               ---------------------  -----------------  ------------------------
           June 30, 2002                         Amount      Ratio     Amount    Ratio      Amount        Ratio
----------------------------------------       --------      -------  -------    ------  ---------        -------
Total Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                  $ 29,665        15.9%  $14,914      8.0%     N/A          N/A
    LBA Savings Bank                             26,720        14.7%   14,544      8.0%  $  18,179        10.0%
Tier 1 Capital to Risk Weighted Assets:
    Acadiana Bancshares, Inc.                    27,369        14.7%    7,457      4.0%     N/A          N/A
    LBA Savings Bank                             24,424        13.4%    7,272      4.0%     10,908        6.0%
Tier 1 Capital to Average Assets:
    Acadiana Bancshares, Inc.                    27,369         8.8%   12,455      4.0%     N/A          N/A
    LBA Savings Bank                             24,424         8.0%   12,199      4.0%     15,249        5.0%

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

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest-rate spread that can be sustained during fluctuations of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets, in a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. The Company's 2001 Annual Report to Stockholders has further information relating to interest rate risk. The Company does not believe that its exposure to interest rate risk has changed materially since December 31, 2001.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         On April 24, 2002 the Company held the annual meeting of stockholders for the following purposes: (1) to elect two directors for a three-year term expiring in 2005, and until their successors are elected and qualified (Gerald "Jerry" G. Reaux, Jr. and John H. DeJean); (2) to adopt the Acadiana Bancshares, Inc. 2002 Stock Option Plan; and (3) to ratify the appointment by the Board of Directors of Castaing, Hussey & Lolan, LLC as the Company's independent auditors for the fiscal year ending December 31, 2002.

         Votes were cast as follows:
         -----------------------------------------------------------------------



                                                        Acadiana
                                                     Bancshares, Inc.  Castaing,
                               Gerald G.   John H.     2002 Stock      Hussey &
                               Reaux, Jr.  DeJean     Option Plan     Lolan, LLC
         -----------------------------------------------------------------------
         For                   965,272     965,272      546,873         965,847
         -----------------------------------------------------------------------
         Against                                        124,809           1,000
         -----------------------------------------------------------------------
         Abstain                                         15,826             125
         -----------------------------------------------------------------------
         Withheld                1,700       1,700
         -----------------------------------------------------------------------
         Total Votes Cast      966,972     966,972      687,508         966,972
         -----------------------------------------------------------------------


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

     10.5****2002 Stock Option Plan.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.

     (**) Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996, filed by the Registrant with the SEC (Commission File No. 1-14364).

     (***)Incorporated herein by reference from the Annual Report on Form
          10-K (File No. 1-14364) filed by the Registrant with the SEC on March 31, 1997.

    (****)Incorporated by reference to the definitive proxy statement, dated March 22, 2002, filed by the Registrant with the SEC (Commission File No. 1-14364).

     b) No Current Reports on Form 8-K were filed during the quarter.











                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ACADIANA BANCSHARES, INC.


Date:  August 14, 2002       By: /s/ Gerald G. Reaux, Jr.
                                ------------------------------------------------
                                Gerald G. Reaux, Jr., Chairman, President and Chief Executive Officer


Date:  August 14, 2002       By: /s/ Emile E. Soulier, III
                                ------------------------------------------------
                                Emile E. Soulier, III, Senior Vice-President and Chief Financial Officer




















