Form 10-Q/A
period 2002-06-30
ACADIANA BANCSHARES INC /LA
filed 2002-09-04
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                         __________________________

                                FORM 10-Q/A


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2002

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from_________to____________

                     Commission file number 1-14364


                         Acadiana Bancshares, Inc.
______________________________________________________________________________
          (Exact Name of Registrant as Specified in Its Charter)


            Louisiana                               72-1317124
_______________________________________      _______________________
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


    200 West Congress Street
     Lafayette, Louisiana                             70501
_______________________________________      _______________________
(Address of Principal Executive Offices)           (Zip Code)


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2002, 1,166,414 shares of the Registrant's common stock were issued and outstanding. Of that total, 202,666 shares were held by the Registrant's Employee Stock Ownership Plan, of which 84,883 were not committed to be released.

                                     1

                             EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, to update the number of outstanding shares shown on the front cover. This number was incorrectly stated in our original filing.





























                                     2

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ACADIANA BANCSHARES, INC.


Date:  September 4, 2002      By: /s/ Emile E. Soulier, III
                                  ____________________________
                                  Emile E. Soulier, III, Senior Vice-President
                                  and Chief Financial Officer





























                                     3