Form 10-Q
period 2002-09-30
ACADIANA BANCSHARES INC /LA
filed 2002-11-14
CIK 1011024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                         _____________________________

                                   FORM 10-Q


   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2002

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to____________

                        Commission file number 1-14364

                           Acadiana Bancshares,Inc.
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

        Louisiana                                              72-1317124
---------------------------------                          --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


     200 West Congress Street
       Lafayette, Louisiana                                      70501
----------------------------------------                   --------------------
(Address of Principal Executive Offices)                       (Zip Code)


                               (337) 232-4631
-------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes          No X
                                                 ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 2002, 1,180,542 shares of the Registrant's common stock were issued and outstanding. Of that total, 202,666 shares were held by the Registrant's Employee Stock Ownership Plan, of which 79,587 were not committed to be released.

                          ACADIANA BANCSHARES, INC.

                              TABLE OF CONTENTS



                                                                          Page
                                                                          ----
Part I.       Financial Information
-------       ---------------------

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets
              (As of September 30, 2002 and December 31, 2001)               3

              Consolidated Income Statements (For the three and nine
              months ended September 30, 2002 and 2001)                      4

              Consolidated Statements of Stockholders' Equity (For
              the nine months ended September 30, 2002 and 2001)             5

              Consolidated Statements of Cash Flows (For the nine
              months ended September 30, 2002 and 2001)                      6

              Notes to Consolidated Financial Statements                     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                   26

Item 4.       Controls and Procedures                                       27

Part II.      Other Information
--------      -----------------

Item 1.        Legal Proceedings                                            28
Item 2.        Changes in Securities and Use of Proceeds                    28
Item 3.        Defaults Upon Senior Securities                              28
Item 4.        Submission of Matters to a Vote of Security Holders          28
Item 5.        Other Information                                            28
Item 6.        Exhibits and Reports on Form 8-K                             28

Signatures                                                                  30

                           ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           UNAUDITED


September 30, 2002 and December 31, 2001
(In Thousands, except share data)
Assets                                                 September 30,   December 31,
                                                           2002            2001
                                                       -------------   ------------
Cash and Cash Equivalents:
   Cash and Amounts Due from Banks                       $     1,334     $    3,097
   Interest-Bearing Demand Deposits                           19,404          8,198
                                                       -------------   ------------
       Total Cash and Cash Equivalents                        20,738         11,295
Time Deposits in Other Banks                                   2,452          3,048
Securities Available for Sale, at Fair Value                  32,391         19,712
Securities Held to Maturity (Fair Value of
   $24,567 and $32,048 respectively)                          21,972         31,989
Federal Home Loan Bank Stock, at Cost                          4,419          4,321
Loans Held for Sale                                            3,272          4,827
Loans Receivable, Net of Allowance for Loan
   Losses of $2,392 and $2,710, respectively                 207,027        229,891
Investment in Limited Liability Company                          852            833
Premises and Equipment, Net                                    6,292          6,303
Accrued Interest Receivable                                    1,358          1,398
Cash Surrender Value of Life Insurance                         6,409            135
Other Assets                                                   1,724          1,753
                                                       -------------   ------------
Total Assets                                             $   308,906     $  315,505
                                                       =============   ============
Liabilities and Stockholders' Equity
Deposits:
   Non-interest Bearing                                  $    14,546     $   14,395
   Interest Bearing                                          193,873        201,174
                                                       -------------   ------------
        Total Deposits                                       208,419        215,569
Securities Sold Under Agreements to Repurchase                 1,605          2,758
Accrued Interest Payable                                         452            524
Long-Term Debt                                                68,211         68,971
Accrued and Other Liabilities                                  1,394            871
                                                       -------------   ------------
Total Liabilities                                            280,081        288,693
                                                       -------------   ------------

Stockholders' Equity:
Preferred Stock of $.01 Par Value;
   5,000,000 shares authorized,
    -0- shares issued or outstanding                               -              -
Common Stock of $.01 Par Value;
   20,000,000 shares authorized,
   2,731,250 shares issued                                        27             27
Additional Paid-in Capital                                    32,986         32,626
Retained Earnings                                             26,602         25,515
Unearned Common Stock Held by ESOP Trust                        (980)        (1,177)
Unearned Common Stock Held by RRP Trust                         (342)          (434)
Accumulated Other Comprehensive Income                           780             99
Treasury Stock, at Cost; 1,550,708 and
   1,547,529 Shares, respectively                            (30,248)       (29,844)
                                                       -------------   ------------
Total Stockholders' Equity                                    28,825         26,812
                                                       -------------   ------------
Total Liabilities and Stockholders' Equity               $   308,906     $  315,505
                                                       =============   ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                        ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                               CONSOLIDATED INCOME STATEMENTS
                                         UNAUDITED

Three and Nine Months Ended September 30, 2002 and 2001
(In Thousands, except per share data)


                                             Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                            ---------------------  ---------------------
                                               2002       2001        2002       2001
                                            ---------- ----------  ---------- ----------
Interest and Dividend Income:
 Loans, including fees                          $4,022   $  4,997    $ 12,382   $ 15,379
 Debt Securities                                   632        435       1,935      1,552
 Dividends                                          33         40          98        143
 Trading Account Securities                          -          -           -          3
 Interest Bearing Deposits                          67        106         194        389
                                            ---------- ----------  ---------- ----------
Total Interest and Dividend Income               4,754      5,578      14,609     17,466
                                            ---------- ----------  ---------- ----------
Interest Expense:
 Deposits                                        1,492      2,212       4,717      7,538
 Securities Sold Under Agreements
  to Repurchase                                      9         17          30         42
 Borrowings                                        973        999       2,906      2,954
                                            ---------- ----------  ---------- ----------
Total Interest Expense                           2,474      3,228       7,653     10,534
                                            ---------- ----------  ---------- ----------
Net Interest Income                              2,280      2,350       6,956      6,932
Provision (credit) for Loan Losses                   -          3           -       (173)
                                            ---------- ----------  ---------- ----------
Net Interest Income After Provision
 for Loan Losses                                 2,280      2,347       6,956      7,105
                                            ---------- ----------  ---------- ----------
Non-Interest Income:
 Deposit Service Fees                              182        212         590        632
 Other Service Fees                                 55         40         140        127
 Gain on Sale of Loans, Net                        202        126         525        488
 Gain (loss) on Sale of
  Other Assets                                      (1)        (9)        110        (10)
 Trading Account Gains, Net                          -          5           -         32
 Income (Loss) From Investment
  in Limited Liability Company                      (3)         3          19         33
 Earnings on Cash Surrender
  Value of Life Insurance                           99          -         206          -
 Other                                               6          3          20          7
                                            ---------- ----------  ---------- ----------
Total Non-Interest Income                          540        380       1,610      1,309
                                            ---------- ----------  ---------- ----------
Non-Interest Expense:
 Salaries and Employee Benefits                  1,146      1,034       3,483      3,141
 Occupancy                                          77         90         215        403
 Depreciation                                      109         93         302        254
 Data Processing                                   136         58         267        238
 Advertising & Public Relations                     38         34         165        153
 Operating Expenses                                125        111         385        345
 Professional Fees                                  76         48         199        163
 Merger Expenses                                   137          -         137          -
 Deposit Expenses                                   57         74         196        203
 Bank Share Tax Expense                             78         81         235        243
 Directors' Fees                                    29         48          89        146
 Other General & Administrative
  Expenses                                         131        150         484        455
                                            ---------- ----------  ---------- ----------
Total Non-Interest Expense                       2,139      1,821       6,157      5,744
                                            ---------- ----------  ---------- ----------
Income Before Income Taxes                         681        906       2,409      2,670
Income Tax Expense                                 233        332         842        968
                                            ========== ==========  ========== ==========
Net Income                                      $  448   $    574    $  1,567   $  1,702
                                            ========== ==========  ========== ==========
Earnings Per Share - basic                      $ 0.42   $   0.56    $   1.49   $   1.53
                                            ========== ==========  ========== ==========
Earnings Per Share - diluted                    $ 0.39   $   0.52    $   1.38   $   1.45
                                            ========== ==========  ========== ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                  ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    UNAUDITED

Nine Months Ended September 30, 2002 and 2001
(In Thousands, except share data)

                                                                                             Accumu-
                                                                      Unearned    Unearned   lated
                                                                      Common      Common     Other                  Total
                                             Additional               Stock Held  Stock      Compre-                Stock-
                                    Common   Paid-In      Retained    By ESOP     Held By    hensive   Treasury     holders'
                                    Stock    Capital      Earnings    Trust       RRP Trust  Income    Stock        Equity
                                    ------   ----------   ---------   ----------  ---------  -------   ----------   --------
 Balance, January 1, 2001            $  27     $ 32,410   $  23,863      $(1,440)    $ (749)  $  (51)   $ (25,278)  $ 28,782
 Comprehensive Income:
    Net Income                                                1,702                                                    1,702
    Change in Unrealized
     Gain (Loss) on Securities
     Available for Sale, Net of
     Deferred Taxes                                                                              310                     310
                                                                                                                    --------
 Total Comprehensive Income                                                                                            2,012
 Common Stock Released by
   ESOP Trust                                       143                      197                                         340
 Common Stock Earned by
    Participants of
    Recognition and
    Retention Plan Trust                              8                                 229                              237
 Purchase of Treasury Stock
   (218,600 shares)                                                                                        (4,566)    (4,566)
 Cash Dividends Declared
   ($.45 per share)                                            (506)                                                    (506)
                                    ------   ----------   ---------   ----------  ---------  -------   ----------   --------
 Balance, September 30, 2001         $  27     $ 32,561   $  25,059      $(1,243)    $ (520)  $  259    $ (29,844)  $ 26,299
                                    ======   ==========   =========   ==========  =========  =======   ==========   ========
 Balance, January 1, 2002            $  27     $ 32,626   $  25,515      $(1,177)    $ (434)  $   99    $ (29,844)  $ 26,812
 Comprehensive Income:
    Net Income                                                1,567                                                    1,567
    Change in Unrealized
     Gain (Loss) on Securities
     Available for Sale, Net of
     Deferred Taxes                                                                              681                     681
                                                                                                                    --------
 Total Comprehensive Income                                                                                            2,248
 Common Stock Released by
   ESOP Trust                                       231                      197                                         428
 Common Stock Earned by
   Participants of Recognition
   and Retention Plan Trust                          68                                  92                              160
 Reissuance of treasury stock
   under stock option plan
   (42,978 shares)                                   61                                                       834        895
 Purchase of Treasury Stock
   (46,157 shares)                                                                                         (1,238)    (1,238)
 Cash Dividends Declared
   ($.45 per share)                                            (480)                                                    (480)
                                    ------   ----------   ---------   ----------  ---------  -------   ----------   --------
 Balance, September 30, 2002         $  27     $ 32,986   $  26,602      $  (980)    $ (342)  $  780    $ (30,248)  $ 28,825
                                    ======   ==========   =========   ==========  =========  =======   ==========   ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                    ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     UNAUDITED


For the Nine Months Ended September 30, 2002 and 2001
(In Thousands)

                                                            2002            2001
                                                        -----------     ------------
Cash Flows from Operating Activities:
Net Income                                              $     1,567     $      1,702
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                               316              265
    Provision (Credit) for Losses on Loans                        -             (173)
    Noncash Compensation Expenses                               533              577
    Other (gains) losses, net                                  (111)              35
    Income from Investment in Limited
     Liability Company                                          (19)             (33)
    Accretion of Discounts, Net of Premium
     Amortization on Securities                                 289                3
    Amortization of Deferred Revenues and
     Unearned Income on Loans                                     7               40
    FHLB Stock Dividend Received                                (98)            (142)
    Net Changes in:
         Securities Classified as Trading                         -              162
         Loans Held for Sale                                  1,555              121
        Accrued Interest Receivable                              40              272
        Cash Surrender Value of Life Insurance               (6,274)             -
        Other Assets                                           (509)             (63)
        Other Liabilities                                       727              781
                                                        -----------     ------------
    Total Adjustments                                        (3,544)           1,845
                                                        -----------     ------------
       Net Cash (Used in) Provided by
         Operating Activities                                (1,977)           3,547
                                                        -----------     ------------
Cash Flows from Investing Activities:
    Activity in Available for Sale Securities:
         Proceeds from Calls, Maturities
          and Prepayments                                     1,549           12,278
         Purchases                                          (13,297)          (6,111)
    Activity in Held to Maturity Securities:
         Proceeds from Calls, Maturities
          and Prepayments                                     9,828              315
    Net change in Certificate of Deposit                        596           (2,951)
    Net Repayments on Loans                                  23,059           17,113
    Proceeds from Sale of Premises
     and Equipment                                              209                -
    Purchase of Premises and Equipment                         (391)          (1,555)
    Proceeds from Sale of Foreclosed Assets                     228               60
    Capital Costs Incurred on Foreclosed Assets                 (14)             (10)
                                                        -----------     ------------
       Net Cash Provided by Investing Activities             21,767           19,139
                                                        -----------     ------------
Cash Flows from Financing Activities:
    Net Change in Deposits                                   (7,150)         (10,423)
    Net Change in Repurchase Agreements                      (1,153)           2,917
    Proceeds from Long-term Debt                                  -            4,432
    Repayment of Long-term Debt                              (1,000)          (5,004)
    Dividends Paid to Shareholders                             (480)            (535)
    Proceeds from sale of treasury
     stock for stock options exercised                          365                -
    Purchase of Treasury Stock                                 (929)          (4,566)
                                                        -----------     ------------
       Net Cash Used in Financing Activities                (10,347)         (13,179)
                                                        -----------     ------------
   Net Increase in Cash and Cash Equivalents                  9,443            9,507
Cash and Cash Equivalents, Beginning of Period               11,295            8,467
                                                        -----------     ------------
Cash and Cash Equivalents, End of Period                $    20,738     $     17,974
                                                        ===========     ============
Supplemental Schedule of Noncash Activities:
    Acquisition of Foreclosed Assets
      in Settlement of Loans                            $        38     $        238
Supplemental Disclosures:
    Cash Paid For:
         Interest on Deposits and Borrowings            $     7,725     $     10,411
         Income Taxes                                   $       690     $        650



The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                 ACADIANA BANCSHARES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited and were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These interim unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for Acadiana Bancshares, Inc. (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report to Shareholders and its Annual Report on Form 10-K for the year ended December 31, 2001, and its Quarterly Reports on form 10-Q and Current Report on Form 8-K filled subsequent thereto. The results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. You may also review financial information posted on the website at www.acadianabancshares.com.

Business

     The Company is a Louisiana corporation organized in February 1996 for the purpose of becoming the bank holding company for LBA Savings Bank (the "Bank"). The Company became a financial holding company in April 2000 operating from its headquarters in Lafayette, Louisiana. The Company also owns Acadiana Holdings, L.L.C., ("Holdings") which was formed in May 2000 for the purposes of acquiring a new facility for the Company headquarters and the Bank's main office. The Company's marketing area is primarily in the parish of Lafayette, Louisiana and secondarily in other surrounding parishes in southwest Louisiana. The Company's principal business is the holding company for the Bank which conducts business from its main office and four branch offices, of which three branches are located in Lafayette, Louisiana, and one branch is located in New Iberia, Louisiana. Additionally, the Bank operates one loan production office in Eunice, Louisiana. The Bank provides a variety of financial services primarily to individuals, but also to commercial business customers. The primary activities of the Bank are making loans and investments and attracting deposits. Borrowings provide an alternative source of funds to support lending and investing activities, and the operation of the Bank.

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

(2) Loans Receivable

     Loans receivable at September 30, 2002 and December 31, 2001 are summarized as follows (in thousands):


                                         September 30,       December 31,
                                             2002                2001
------------------------------------    --------------     ---------------
Mortgage Loans:
   Single-Family Residential            $      109,188     $       139,739
   Construction                                 10,678               6,093
   Multi-Family Residential                        510                 166
   Commercial Real Estate                       45,136              40,119
   Equity Lines of Credit                        5,492               4,421
                                        --------------     ---------------

      Total Mortgage Loans                     171,004             190,538

Commercial Business Loans                       18,607              20,468
Other Consumer Loans                            27,365              25,287
                                        --------------     ---------------

      Total Loans                              216,976             236,293

Less:
   Allowance for loan losses                    (2,392)             (2,710)
   Net deferred loan fees                         (170)               (161)
   Unadvanced loan funds                        (7,387)             (3,531)
                                        --------------     ---------------

Loans, net                              $      207,027     $       229,891
                                        ==============     ===============

     The following is an analysis of the allowance for possible loan losses for the nine months ended September 30, 2002 and for the year ended December 31, 2001 (in thousands):


                                         September 30,       December 31,
                                             2002               2001
----------------------------------      --------------     ---------------
Balance, Beginning                      $        2,710     $         2,714
   Provision Charged to Income                       -                  20
   Loans Charged Off                              (424)               (243)
   Loans Recovered                                 106                 219
                                        --------------     ---------------
Balance, Ending                         $        2,392     $         2,710
                                        ==============     ===============


(3)  Earnings Per Share

  Weighted average shares of common stock outstanding for basic earnings per share ("EPS") excludes the weighted average shares unreleased by the Employee Stock Ownership Plan ("ESOP") Trust (84,377 and 106,274 shares for the quarters ending September 30, 2002 and September 30, 2001, respectively) and the weighted average unvested shares held in the Recognition and Retention Plan ("RRP") Trust (26,460 and 44,917 for the quarters ending September 30, 2002 and September 30, 2001, respectively). The effect on diluted EPS of stock options outstanding and unvested RRP shares is calculated using the treasury stock method. The following is a reconcilement of the numerator and denominator for basic and diluted EPS:



                                        For the Three Months               For the Nine Months
                                         Ended September 30,                Ended September 30,
                                     -----------------------------     ----------------------------
                                         2002             2001             2002             2001
                                     -----------     -------------     -----------     ------------
Numerator:
 Income Applicable to
  Common Shares                      $   448,000     $     574,000     $ 1,567,000     $  1,702,000
                                     ===========     =============     ===========     ============
Denominator:
 Weighted Average Common
  Shares Outstanding                   1,057,231         1,032,530       1,053,208        1,113,232
 Effect of Dilutive Securities:
  Stock Options Outstanding               80,678            65,510          79,808           50,377
  RRP Grants                               7,035            13,442           6,232            9,439
                                     -----------     -------------     -----------     ------------
 Weighted Average Common
  Shares Outstanding
  Assuming Dilution                    1,144,945         1,111,482       1,139,248        1,173,048
                                     ===========     =============     ===========     ============
 Earnings per Share                  $      0.42     $        0.56     $      1.49     $       1.53
                                     ===========     =============     ===========     ============
 Earnings per Share -
   Assuming Dilution                 $      0.39     $        0.52     $      1.38     $       1.45
                                     ===========     =============     ===========     ============


(4)  Other Events - Agreement and Plan of Merger

     On September 22, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement") with IBERIABANK Corporation ("IBKC"), New Iberia, Louisiana, pursuant to which the Company will be merged with and into a wholly owned subsidiary of IBKC (the "Merger"). The Agreement calls for IBKC to pay total consideration of $39.38 for each outstanding common share of the Company, subject to adjustments, which consideration will consist of a combination of IBKC common stock and cash, as described below. The Agreement provides that upon consummation of the Merger, and subject to certain further terms, conditions, limitations, procedures and adjustments set forth in the Agreement, each issued and outstanding share of common stock, par value $0.01 per share, of the Company ("Company Common Stock") shall, by virtue of the Merger be converted into and represent the right to receive the following consideration, subject to adjustments (the "Merger Consideration"): (i) $7.88 in cash and
(ii) a number of shares of IBKC common stock, par value $0.01 per share ("IBKC Common Stock"), with a value of $31.50 (the "Exchange Ratio") based upon the average closing price of IBKC Common Stock during a defined pre-closing period (the "Market Value"); provided, however that (A) if the Market Value is greater than $46.00, the Exchange Ratio will be fixed at 0.6848 and (b) if the Market Value is less than $34.00, the Exchange

Ratio will be fixed at 0.9265. All options to purchase Company Common Stock outstanding upon consummation of the Merger will be cancelled and in consideration of such cancellation, the option holders will receive a cash payment equal to the difference between the Merger Consideration and the exercise price of the options. In addition, the Bank will merge with IBERIABANK, the wholly owned subsidiary of IBKC.

     The Merger is subject to various conditions, including the approval of the Agreement by the Company's stockholders and the receipt of approvals of state and federal regulatory authorities. The Merger is currently expected to close during the first quarter of 2003.

     In connection with execution of the definitive agreement with IBKC, the Company granted IBKC an option, exercisable under certain conditions, to purchase up to 4.9% of the outstanding common shares of the Company at a price of $23.76 per share, payable in cash. These contingently issuable shares are not included in the calculation of diluted earnings per share because the conditions necessary for exercise have not been met.

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

     In October of 2002 the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and 142. This statement also clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assts that does not result in the recognition of goodwill. Under transition guidance previously recognized unidentifiable intangible assets recognized in a transaction that was a business combination shall be reclassified to goodwill as of the date of the adoption of FAS 142, and any interim financial statements issued for periods after the adoption of

Statement No. 142 that reflect amortization of the unidentifiable intangible asset shall be restated to remove such amortization.

     The provisions of this statement are effective on October 1, 2002. The transition guidance for previously recognized unidentifiable intangible assets is effective on October 1, 2002, with earlier application permitted. The Company does not expect the adoption of Statement No. 147 to have any effect on the financial position or results of operations of the Company.


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

OVERVIEW

     The discussion and analysis of financial condition and results of operations provided below, including descriptions of management's efforts, intentions, and expectations, is prepared and presented without taking into account the Company's Agreement and Plan of Merger, dated September 22, 2002, which agreement and plan of merger is more fully described in the Company's Current Report on Form 8-K dated September 22, 2002 (see also Note 4 of the Notes to Consolidated Financial Statements above).

     During the nine months ended September 30, 2002, management continued its effort to reduce the Company's historical dependence on interest income from long-term residential mortgage loans while increasing its commercial and consumer loan business; however, this strategy has slowed short-term earnings growth in the current yield curve environment. The average balance of residential loans, as a percentage of average interest-earning assets, declined from 55.6% for the year ended December 31, 2001 and to 44.2% for the nine months ended September 30, 2002, and 41.8% for the three months ended September 30, 2002. During those same periods, the Company's average balance of commercial and consumer loans increased as a percentage of average earning assets, from 27.5% for the year ended December 31, 2001, to 30.7% for the nine months ended September 30, 2002, and 32.5% for the three months ended September 30, 2002. The Company's average balance of investments and other earning assets increased from 16.9% for the year ended December 31, 2001 to 25.1% for the nine months ended September 30, 2002, and 25.8% for the three months ended September 30, 2002. Though the Company's earning asset mix continues to change from a heavier weighting in long-term residential loans toward shorter term commercial and consumer loans and shorter term investments and other earning assets, the average yield on interest-earning assets declined from 7.53% for the year ended December 31, 2001, to 6.64% for the nine months ended September 30, 2002, and 6.47% for the three months ended September 30, 2002. The significant drop in prime rate and other short term market rates together with the shift in loan product mix are reflected in the decline in average yields on the Company's assets.

     During the nine months ended September 30, 2002, the Company's single-family residential loan portfolio decreased by $30.6 million from December 31, 2001, primarily as a result of prepayments on residential loans combined with the effects of the sale of $38.4 million of newly originated residential mortgage loans (which total includes completed residential construction loans) in the secondary market during that period. The Company's originations of new commercial and consumer loans more than offset the repayments resulting in an increase in the combined commercial and consumer loan portfolios by a total of $6.3 million. During the nine months ended September 30, 2002, the Company purchased $13.3 million of securities available for sale.

     Management has also made an effort to maintain net interest income by lowering its offering rates on deposits and thereby attempting to reduce the Company's cost of deposits sufficiently to offset the drop in interest income due to the lower yields on the Company's interest-earning assets. We believe the Company's pricing strategy resulted in lowering the cost of deposits. The Company's primary deposit funding source is from certificates of deposit. The average cost of certificates of deposit decreased from 5.34% for the year ended December 31, 2001, to 3.88% for the nine months ended September 30, 2002, and 3.74% for the three months ended September 30, 2002. Management has also made an effort to lengthen the maturities of its time deposits as they become due thereby lessening the sensitivity of such costs in a changing interest rate environment. At December 31, 2001, 39.6% of the Company's time deposits were scheduled to mature or reprice in more than one year. At September 30, 2002, 47.6% of the Company's time deposits were scheduled to mature or reprice in more than one year. We believe the current interest rate environment and other local market conditions make it unlikely to expect further significant lengthening of such repricing terms.

     At September 30, 2002, the consolidated assets of the Company were $308.9 million, a decrease of $6.6 million, or 2.1%, compared with $315.5 million at December 31, 2001. The decline in total assets is primarily attributable to the decrease in the single-family residential loan portfolio. The Company had total liabilities of $280.1 million at September 30, 2002, compared to $288.7 million at December 31, 2001.

ASSETS

     Total cash and cash equivalents increased $9.4 million, or 83.6%, from $11.3 million at December 31, 2001 to $20.7 million at September 30, 2002. Net cash provided by (used in) operating activities, investing activities, and financing activities amounted to ($2.0 million), $21.8 million, and ($10.3 million), respectively, for the nine months ended September 30, 2002. Cash and cash equivalents funded 6.7% of total assets at September 30, 2002 and 3.6% of total assets at December 31, 2001.

     The Company had $2.5 million in time deposits in other banks as of September 30, 2002. The Company has no more than $100,000 at any one bank, matching the expected insured limit of bank deposits by the Federal Deposit Insurance Corporation. The Company has no intention to invest more that $100,000 at any one bank.

     Securities available for sale increased $12.7 million, or 64.3%, to $32.4 million at September 30, 2002, compared with $19.7 million at December 31, 2001. The primary reasons for such increase were the purchase of $13.3 million of new securities and an increase in fair value of the securities of $1.0 million, both of which were partially offset by principal repayments of $1.5 million of investment securities. Securities available for sale primarily include U.S. Treasury notes and bonds, federal agency bonds, mortgage-backed securities, and corporate obligations. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of applicable income taxes, as a component of other comprehensive income. As of September 30, 2002, investment securities available for sale amounted to 10.5% of total assets, compared to 6.2% of total assets at December 31, 2001.

     Securities held to maturity decreased $10.0 million, or 31.3%, from $32.0 million at December 31, 2001 to $22.0 million at September 30, 2002.
Securities held to maturity consist of mortgage-backed securities. At September 30, 2002 securities held to maturity amounted to 7.1% of total assets compared to 10.1% at December 31, 2001.

     Loans receivable, net, decreased $22.9 million, or 9.9%, to $207.0 million at September 30, 2002, compared to $229.9 million at December 31, 2001. Single-family residential loans decreased $30.6 million, or 21.9%, from $139.7 million at December 31, 2001, to $109.2 million at September 30, 2002. Construction loans (which include primarily single-family residential construction) increased $4.6 million, from $6.1 million at December 31, 2001 to $10.7 million at September 30, 2002. Multi-family residential mortgage loans increased $344,000, or 207.2%, from $166,000 at December 31, 2001, to $510,000 at
September 30, 2002. Commercial real estate loans increased $5.0 million, or 12.5%, from $40.1 million at December 31, 2001, to $45.1 million at September 30, 2002. Equity lines of credit increased $1.1 million, or 24.2%, from $4.4 million at December 31, 2001 to $5.5 million at September 30, 2002. Commercial business loans decreased $1.9 million, or 9.1%, from $20.5 million at December 31, 2001, to $18.6 million at September 30, 2002. Other consumer loans increased $2.1 million, or 8.2%, from $25.3 million at December 31, 2001, to $27.4 million at September 30, 2002. Total gross loans decreased $19.3 million, or 8.2%, from $236.3 million at December 31, 2001, to $217.0 million at September 30, 2002. Loans receivable, net, amounted to 67.0% of total assets at September 30, 2002, compared to 72.9% of total assets at December 31, 2001. Note 2 to the Consolidated Financial Statements provides additional information regarding the Company's loan portfolio at September 30, 2002 and December 31, 2001.

     The Company had $6.4 million in cash surrender value of life insurance as of September 30, 2002. Near the end of the quarter ended March 31, 2002, the Company purchased $6.0 million of bank owned life insurance insuring the lives of several of its officers. The Company's purpose for this investment is to generate other income to partially offset the rising costs of certain employee benefit plans. Increases in cash surrender value are included in non-interest income.

LIABILITIES AND STOCKHOLDERS' EQUITY

     The Company's primary funding sources include deposits, securities sold under agreements to repurchase, borrowings from the FHLB and other banks, and stockholders' equity. The discussion that follows focuses on the major changes in this mix during the nine months ended September 30, 2002.

     The Company's total deposits decreased by $7.2 million, or 3.3%, to $208.4 million at September 30, 2002, compared to $215.6 million at December 31, 2001. Interest bearing deposits decreased $7.3 million, or 3.6%, while non-interest bearing deposits increased $151,000, or 1.0%, all of which increase occurred during the third quarter of 2002. Certificates of deposit, comprising the largest portion of interest-bearing deposits, amounted to $143.0 million at September 30, 2002, a decrease of $9.7 million, or 6.4%, from $152.7 million at December 31, 2001. Total deposits funded 67.5% of total assets at September 30, 2002, compared to 68.3% at December 31, 2001.

     The Company's borrowings generally include both short-term borrowings (amounts maturing in one year or less from date of inception) and long-term debt (amounts maturing more than one year from date of inception). Short-term borrowings in the form of securities sold under agreements to repurchase consist of overnight borrowings, primarily from business entities who are also deposit customers of the Company. Securities sold under agreements to repurchase amounted to $1.6 million at September 30, 2002, compared to $2.8 million at December 31, 2001. The Company had no other short-term borrowings at September 30, 2002 or at December 31, 2001.

     Long-term debt decreased $760,000, or 1.1%, from $69.0 million at December 31, 2001 to $68.2 million at September 30, 2002. Long-term debt funded 22.1% of assets at September 30, 2002 and 21.9% of assets at December 31, 2001.

     Long-term debt consists primarily of advances from the FHLB. Advances from the FHLB amounted to $65.4 million of long-term debt at September 30, 2002, a substantial portion of which is callable by the FHLB of Dallas. In the current interest rate environment, management does not believe it is likely that such advances will be called. Such advances have substantial prepayment penalties and thus, except if called by the FHLB, management does not expect to repay such debt until final maturity. Without regard to callable features, at September 30, 2002, advances from the FHLB with a remaining maturity of one year or less, with a remaining maturity of more than one year through three years and with a remaining maturity of more than three years amounted to $3.1 million, $250,000, and $62.0 million, respectively. Advances from the FHLB have been, and are expected to continue to be, an important source of funding.

     Stockholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen, adverse developments. At September 30, 2002, stockholders' equity totaled $28.8 million, an increase of $2.0 million, or 7.5%, compared to $26.8 million at December 31, 2001. The increase was primarily attributable to $1.6 million of net income for the nine months ended September 30, 2002, together with the reissuance of treasury stock under the Company's stock option plan of $895,000, an increase in other comprehensive income of $681,000, the release of common stock related to the Company's employee stock benefit plans totaling $588,000, all of which was partially offset by aggregate repurchases of common stock for treasury of $1.2 million and by $480,000 of aggregate cash dividends declared on the Company's common stock. Stockholders' equity funded 9.3% and 8.5% of assets at September 30, 2002 and at December 31, 2001, respectively.

     Federal regulations impose minimum regulatory capital requirements on all financial institutions with deposits insured by the FDIC, which requirements directly affect the minimum capital levels at the Bank. The FRB also imposes minimum regulatory capital requirements, which directly affect the minimum capital levels at the Company. At September 30, 2002 the capital of the Bank and the capital of the Company exceeded all minimum regulatory requirements.


RESULTS OF OPERATIONS

     The Company reported net income of $448,000 and earnings per share of $0.42 (basic) and $0.39 (diluted) for the three months ended September 30, 2002, compared to net income of $574,000 and earnings per share of $0.56 (basic) and $0.52 (diluted) for the three months ended September 30, 2001. Net income decreased $126,000, or 22.0%, and basic earnings per share decreased 25.0% comparing the current quarter to the year ago quarter.

      The Company reported net income of $1.6 million and earnings per share of $1.49 (basic) and $1.38 (diluted) for the nine months ended September 30, 2002, compared to net income of $1.7 million and earnings per share of $1.53 (basic) and $1.45 (diluted) for the nine months ended September 30, 2001. Net income decreased $135,000, or 7.9%, and basic earnings per share decreased 2.6% comparing the current nine-month period to the year ago nine-month period.

      The Company continued selling substantially all newly originated single-family residential mortgage loan production, which sales amounted to $38.4 million for the nine months ended September 30, 2002, compared to $38.7 million for the nine months ended September 30, 2001. Net gains from such sales are included in non-interest income and amounted to $202,000 and $126,000 for the three months ended September 30, 2002 and 2001, respectively, and $525,000 and $488,000 for the nine months ended September 30, 2002 and 2001, respectively. Non-interest income was $540,000 for the three months ended September 30, 2002, compared to $380,000 for the three months ended September 30, 2001, representing an increase of $160,000. The primary reasons for this increase in non-interest income were the earnings of $99,000 during the current quarter on the cash surrender value of life insurance, which the Company did not own in the 2001 fiscal year, and the $76,000 increase in net gain from sale of loans.

     Non-interest income was $1.6 million for the nine months ended September 30, 2002 compared to $1.3 million for the nine months ended September 30, 2001. The primary reasons for the $301,000 increase in non-interest income during the current year compared to the year ago period are the earnings of $206,000 during the current year on the cash surrender value of life insurance, which the Company did not own in the 2001 fiscal year, and a net gain on sale of other assets of $110,000 in the current year versus a $10,000 net loss on the sale of other assets during the same period in 2001. The gain on sale of assets during this year is primarily from the settlement of an expropriation of property, which is not expected to be recurring income.

Net Interest Income

      Net interest income is determined by the combined effects of interest rate spread (i.e., the difference between the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities) and changes in the average amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread was 2.77% and 2.61% during the three months ended September 30, 2002 and 2001, respectively. Both rates (the average yield on interest-earning assets and average cost of interest-bearing liabilities) and volumes (the average balances of interest-earning assets and average balances of interest-bearing liabilities) influence net interest margin. The Company's net interest margin (i.e., the difference between interest income and interest expense multiplied by average interest-earning assets) was 3.10%, and 3.03%, during the three months ended September 30, 2002 and 2001, respectively. The seven basis point (with 100 basis points being equal to 1%) increase in net interest margin in the third quarter of 2002 compared to 2001 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in slightly faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the average yields earned on the Company's loans, investment securities, and other interest-earning assets. Counteracting the effects of such efforts was the decrease in the average balance of interest-earning assets of $16.2 million, more than offsetting the decrease in the average balance of interest-bearing liabilities of $13.9 million, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company's net interest income decreased $70,000, or 3.0%, from $2.4 million for the quarter ended September 30, 2001 to $2.3 million for the quarter ended September 30, 2002.

     The Company's average interest rate spread was 2.83% and 2.52% during the nine months ended September 30, 2002 and 2001, respectively. The Company's net interest margin was 3.16%, and 3.00%, during the nine months ended September 30, 2002 and 2001, respectively. The 16 basis point increase in net interest margin in the first nine months of 2002 compared to 2001 was primarily the result of the Company's effort to reduce its average cost of deposits to help offset the declining average yields on the Company's loans and investment securities, which resulted in faster decreases in the average rates paid on the average balances of interest-bearing deposits and borrowings than in the average yields earned on the Company's loans, investment securities, and other interest-earning assets. As a result of such efforts and not withstanding the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2002 compared to the prior year period, the Company's net interest income increased $24,000, or 0.3%, from $6.9 million for the nine months ended September 30, 2001, to $7.0 million for the nine months ended September 30, 2002.

Interest and Dividend Income

     Interest and dividend income totaled $4.8 million for the three months ended September 30, 2002, compared to $5.6 million for the three months ended September 30, 2001, a decrease of $824,000, or 14.8%. This decrease was mainly due to a decrease in the average balances of interest-earning assets of $16.2 million, or 5.3%, together with a decrease of 73 basis points in the yield earned on the Company's average interest-earning assets during the quarter ended September 30, 2002 compared to the prior year period.

     Interest and dividend income totaled $14.6 million for the nine months ended September 30, 2002, compared to $17.5 million for the nine months ended September 30, 2001, a decrease of $2.9 million, or 16.4%. This decrease was mainly due to a decrease in the average balance of interest-earning assets of $15.0 million, or 4.9%, together with a decrease of 91 basis points in the yield earned on the Company's average interest-earning assets during the nine months ended September 30, 2002 compared to the prior year period.

     Interest income earned on loans decreased $975,000, or 19.5%, from $5.0 million for the three months ended September 30, 2001 to $4.0 million for the three months ended September 30, 2002. This decrease was due to a decrease in the Company's average balance of loans for the three months ended September 30, 2002, of $41.0 million, or 15.9%, compared to the three months ended September 30, 2001, together with a decrease of 32 basis points in the yield earned on the Company's average balance of loans. The average balance of residential mortgage loans decreased $53.9 million, or 30.7%, while the average balance of commercial loans increased $10.1 million, or 19.2%, and the average balance of consumer and other loans increased $2.7 million, or 9.4%. The average yield earned on the loan portfolio was 7.38% for the three months ended September 30, 2002, which was a decrease of 32 basis points from the 7.70% yield earned on the loan portfolio for the three months ended September 30, 2001. The net downward changes in average loan balances reflect the results of the Company's continuing strategy to reduce its historical dependence on residential mortgage loans, which is occurring at a faster pace than growth in commercial and consumer loans.

      Interest income earned on loans decreased $3.0 million, or 19.5%, from $15.4 million for the nine months ended September 30, 2001 to $12.4 million for the nine months ended September 30, 2002. This decrease was due to a decrease in the Company's average balance of loans for the nine months ended September 30, 2002, of $38.7 million, or 14.9%, compared to the nine months ended September 30, 2001, together with a decrease of 42 basis points in the yield earned on the Company's average balance of loans. The average balance of residential mortgage loans decreased $49.3 million, or 27.5%, while the average balance of commercial loans increased $9.0 million, or 17.6%, and the average balance of consumer and other loans increased $1.6 million, or 5.6%. The average yield earned on the loan portfolio was 7.51% for the nine months ended September 30, 2002, which was a decrease of 42 basis points from the 7.93% yield earned on the loan portfolio for the nine months ended September 30, 2001.

     Interest and dividend income earned on investment securities increased $190,000, or 40.0%, from $475,000 for the three months ended September 30, 2001 to $665,000 for the three months ended September 30, 2002. This increase was due to an increase in the Company's average balance of investment securities of $25.4 million, or 70.2%, which was partially offset by a 92 basis point decrease in the Company's average yield earned on investment securities for the three months ended September 30, 2002 compared to the Company's average yield earned on investment securities for the three months ended September
30, 2001.

      Interest and dividend income earned on investment securities increased $338,000, or 19.9%, from $1.7 million for the nine months ended September 30, 2001 to $2.0 million for the nine months ended September 30, 2002. This increase was due to an increase in the Company's average balance of investment securities of $23.4 million, or 61.5%, which was partially offset by a 154 basis point decrease in the Company's average yield earned on investment securities for the nine months ended September 30, 2002 compared to the Company's average yield earned on investment securities for the nine months ended September 30, 2001.

     Interest income earned on other interest-earning assets decreased $39,000, or 36.8%, from $106,000 for the three months ended September 30, 2001, to $67,000 for the three months ended September 30, 2002. This decrease was primarily due to a decrease in the Company's average yield earned on other interest-earning assets of 103 basis points, from 3.00% to 1.97%, together with a decrease in the Company's average balance of other interest-earning assets of $540,000, or 3.8%, from $14.0 million for the three months ended September 30, 2001, to $13.5 million at September 30, 2002. Other earning assets consist of cash invested overnight and time deposits in other banks.

     Interest income earned on other interest-earning assets decreased $198,000, or 50.5%, from $392,000 for the nine months ended September 30, 2001, to $194,000 for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in the Company's average yield earned on other interest-earning assets of 222 basis points, from 4.30% to 2.08%, which was partially offset by an increase in the Company's average balance of other interest-earning assets of $282,000, or 2.3%, from $12.2 million for the nine months ended September 30, 2001, to $12.5 million at September 30, 2002.

Interest Expense

     Interest expense decreased $754,000, or 23.4%, from $3.2 million for the three months ended September 30, 2001, to $2.5 million for the three months ended September 30, 2002. This decrease was due to a decrease in both the cost of interest-bearing liabilities and by a decrease in the average balance of
interest-bearing liabilities.   The average balance of interest-bearing
liabilities decreased $13.9 million, or 5.0%, from $279.2 million for the three months ended September 30, 2001, to $265.2 million for the three months ended September 30, 2002. The cost of such interest-bearing liabilities decreased 89 basis points for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     Interest expense decreased $2.9 million, or 27.3%, from $10.5 million for the nine months ended September 30, 2001, to $7.7 million for the nine months ended September 30, 2002. This decrease was due to a decrease in both the cost of such liabilities and by a decrease in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities decreased $11.7 million, or 4.2%, from $279.9 million for the nine months ended September 30, 2001, to $268.2 million for the nine months ended September 30, 2002. The cost of such interest-bearing liabilities decreased 122 basis points for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     The average balance of interest-bearing deposits decreased $14.8 million, or 7.1%, from $209.4 million for the three months ended September 30, 2001, to $194.7 million for the three months ended September 30, 2002. The interest expense on average interest-bearing deposits decreased $720,000, or 32.5%, from $2.2 million for the three months ended September 30, 2001 to $1.5 million for the three months ended September 30, 2002. The cost of such average deposits decreased from 4.19% to 3.04%, or 115 basis points, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     The average balance of interest-bearing deposits decreased $13.5 million, or 6.4%, from $210.3 million for the nine months ended September 30, 2001, to $196.8 million for the nine months ended September 30, 2002. The interest expense on average interest-bearing deposits decreased $2.8 million, or 37.4%, from $7.5 million for the nine months ended September 30, 2001 to $4.7 million for the nine months ended September 30, 2002. The cost of such average deposits decreased from 4.79% to 3.21%, or 158 basis points, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     The average balance of securities sold under agreements to repurchase was essentially unchanged at $2.1 million for the three months ended September 30, 2002 and 2001. The average cost of securities sold under agreements to repurchase was 1.69% for the three months ended September 30, 2002 compared to 3.22% for the three months ended September 30, 2001.

     The average balance of securities sold under agreements to repurchase amounted to $2.4 million for the nine months ended September 30, 2002 compared to $1.4 million for the nine months ended September 30, 2001. The average cost of securities sold under agreements to repurchase was 1.69% for the nine months ended September 30, 2002 compared to 4.03% for the nine months ended September 30, 2001.

     Interest expense on borrowings (consisting primarily of fixed rate advances from the FHLB) decreased $26,000, or 2.6%, from $999,000 for the three months ended September 30, 2001, to $973,000 for the three months ended September 30, 2002. The primary reason for the decrease was a 22 basis point decrease in the average cost of such borrowings, which was partially offset by a $806,000, or 1.2%, increase in the average balance of such borrowings.

     Interest expense on borrowings (consisting primarily of fixed rate advances from the FHLB) decreased $48,000, or 1.6%, from $3.0 million for the nine months ended September 30, 2001, to $2.9 million for the nine months ended September 30, 2002. The primary reason for the decrease was a 17 basis point decrease in the average cost of such borrowings, which was partially offset by a $866,000, or 1.3%, increase in the average balance of such borrowings.














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


                                                      Three Months Ended                   Three Months Ended
                                                      September 30, 2002                   September 30, 2001
                                              ----------------------------------   -----------------------------------
                                               Average                 Average      Average                  Average
(Dollars in Thousands)                         Balance    Interest    Yield/cost    Balance     Interest    Yield/cost
                                              --------    --------    ----------   --------     --------    ----------
Interest-earning assets:
  Loans receivable:
    Residential mortgage loans (1)            $121,663     $2,287         7.46%    $175,529     $ 3,187         7.20%
    Commercial loans                            62,923      1,112         7.01       52,793       1,176         8.84
    Consumer and other loans                    31,777        623         7.78       29,042         634         8.66
                                              --------     ------                  --------     -------
      Total loans                              216,363      4,022         7.38      257,364       4,997         7.70
  Investment securities (2)                     61,546        665         4.29       36,166         475         5.21
  Other earning assets                          13,494         67         1.97       14,034         106         3.00
                                              --------     ------                  --------     -------
    Total interest-earning assets              291,403      4,754         6.47      307,564       5,578         7.20
                                                           ------         ----                  -------         ----
Noninterest-earning assets                      17,403                               12,679
                                              --------                             --------
    Total Assets                              $308,806                             $320,243
                                              ========                             ========
Interest-bearing liabilities:
  Deposits:
    Demand deposits                           $ 37,338        103         1.09%    $ 33,809         171         2.01
    Savings deposits                            13,438         31         0.92       12,120          40         1.31
    Certificates of deposit                    143,892      1,358         3.74      163,515       2,001         4.86
                                              --------      -----                  --------     -------
      Total interest-bearing deposits          194,668      1,492         3.04      209,444       2,212         4.19
  Securities sold under Repurchase
    Agreements                                   2,119          9         1.69        2,095          17         3.22
  Borrowings                                    68,447        973         5.64       67,641         999         5.86
                                              --------      -----                  --------     -------
    Total interest-bearing liabilities         265,234      2,474         3.70      279,180       3,228         4.59
                                                            -----         ----                  -------         ----
Noninterest-bearing demand deposits             13,619                               12,018
Other noninterest-bearing liabilities            1,781                                2,462
                                              --------                             --------
    Total liabilities                          280,634                              293,660
                                              --------                             --------
Stockholders' equity                            28,172                               26,583
                                              --------                             --------
    Total liabilities and stockholders'
      equity                                  $308,806                             $320,243
                                              ========                             ========
Net interest-earning assets                   $ 26,169                             $ 28,384
                                              ========                             ========
Net interest income/interest rate spread                   $2,280         2.77%                 $ 2,350         2.61%
                                                           ======         ====                  =======         ====
Net interest margin                                                       3.10%                                 3.03%
                                                                          ====                                  ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                  109.87%                               110.17%
                                                           ======                               =======
___________________________________________


   (1)Includes loans held for sale.
   (2)Includes FHLB stock.

                                                      Nine Months Ended                    Nine Months Ended
                                                      September 30, 2002                   September 30, 2001
                                              ----------------------------------   -----------------------------------
                                               Average                 Average      Average                  Average
(Dollars in Thousands)                         Balance    Interest    Yield/cost    Balance     Interest    Yield/cost
                                              --------    --------    ----------   --------     --------    ----------
Interest-earning assets:
  Loans receivable:
    Residential mortgage loans (1)            $129,982     $7,372         7.58%    $179,292     $10,071         7.51%
    Commercial loans                            60,084      3,229         7.19       51,101       3,405         8.91
    Consumer and other loans                    30,357      1,781         7.84       28,753       1,903         8.85
                                              --------     ------                  --------     -------
      Total loans                              220,423     12,382         7.51      259,146      15,379         7.93
  Investment securities (2)                     61,446      2,033         4.42       38,054       1,695         5.96
  Other earning assets                          12,461        194         2.08       12,179         392         4.30
                                              --------     ------                  --------     -------
    Total interest-earning assets              294,330     14,609         6.64      309,379      17,466         7.55
                                                           ------         ----                  -------         ----
Noninterest-earning assets                      16,641                               12,431
                                              --------                             --------
    Total Assets                              $310,971                             $321,810
                                              ========                             ========
Interest-bearing liabilities:
  Deposits:
    Demand deposits                           $ 37,232        381         1.37     $ 33,806         653         2.58
    Savings deposits                            13,364         97         0.97       12,095         142         1.57
    Certificates of deposit                    146,174      4,239         3.88      164,388       6,743         5.48
                                              --------      -----                  --------     -------
      Total interest-bearing deposits          196,770      4,717         3.21      210,289       7,538         4.79
  Securities sold under Repurchase
    Agreements                                   2,370         30         1.69        1,394          42         4.03

  Borrowings                                    69,100      2,906         5.62       68,234       2,954         5.79
                                              --------      -----                  --------     -------
    Total interest-bearing liabilities         268,240      7,653         3.81      279,917      10,534         5.03
                                                            -----         ----                  -------         ----
Noninterest-bearing demand deposits             13,347                               11,575
Other noninterest-bearing liabilities            1,809                                2,492
                                              --------                             --------
    Total liabilities                          283,396                              293,984
                                              --------                             --------
Stockholders' equity                            27,575                               27,826
                                              --------                             --------
    Total liabilities and stockholders'
      equity                                  $310,971                             $321,810
                                              ========                             ========
Net interest-earning assets                   $ 26,090                             $ 29,462
                                              ========                             ========
Net interest income/interest rate spread                   $6,956         2.83%                 $ 6,932         2.52%
                                                           ======         ====                  =======         ====
Net interest margin                                                       3.16%                                 3.00%
                                                                          ====                                  ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                  109.73%                               110.53%
                                                           ======                               =======
____________________________________________


   (1)Includes loans held for sale.
   (2)Includes FHLB stock.



Provision for Loan Losses

     Provisions for loan losses are charged to earnings in order to bring the total allowance for loan losses to a level considered appropriate by management based on methodology implemented by the Company, which is designed to assess, among other things, historical loan loss experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, loan-to-value ratios of loans in the portfolio, general economic conditions, particularly as they relate to the Company's market area, and any other factors related to the collectibility of the Company's loan portfolio. Management of the Company assesses the allowance for loan losses on at least a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Based on its overall assessment of the allowance for loan losses, the Company had no provision for loan losses for the three and nine months ended September 30, 2002, and a provision of $3,000 and credit of $173,000 in the provision for loan losses for the three and nine months ended September 30, 2001, respectively.

     At September 30, 2002, the Company's allowance for loan losses amounted to $2.4 million, or 1.1% of total loans and 289.2% of the total of non-performing loans and loans considered troubled debt restructurings. At December 31, 2001, the Company's allowance for loan losses amounted to $2.7 million, or 1.1% of total loans and 586.7% of the total of non-performing loans and loans considered troubled debt restructurings.

Non-Interest Income

     In an effort to reduce its historical dependence on interest income from long-term residential loans the Company continued selling substantially all newly originated single-family residential mortgage loan production, which sales amounted to $38.4 million for the nine months ended September 30, 2002, compared to $38.7 million for the nine months ended September 30, 2001. Net gains from such sales are included in non-interest income and amounted to $202,000 and $126,000 for the three months ended September 30, 2002 and 2001, respectively, and $525,000 and $488,000 for the nine months ended September 30, 2002 and 2001, respectively.

     Non-interest income was $540,000 for the three months ended September 30, 2002, compared to $380,000 for the three months ended September 30, 2001, representing an increase of $160,000, or 42.1%. The primary reasons for this increase in non-interest income were the earnings of $99,000 during the three months ended September 30, 2002 on the cash surrender value of life insurance, which the Company did not own in the 2001 fiscal year, and an increase of $76,000 in the net gain on sale of loans during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     Non-interest income was $1.6 million for the nine months ended September 30, 2002 compared to $1.3 million for the nine months ended September 30, 2001, representing an increase of $301,000, or 23.0%. The primary reasons for this increase in non-interest income were the earnings of $206,000 during the nine months ended September 30, 2002 on the cash surrender value of life insurance, which the Company did not own in the 2001 fiscal year, and a $120,000 increase in gain on the sale of assets. The gain on sale of assets during this year is primarily from the settlement of an expropriation of property, which is not expected to be recurring income.

Non-Interest Expense

     Non-interest expense includes salaries and employee benefits, occupancy, depreciation, data processing, advertising and public relations, professional fees, deposit related expenses, bank share tax expense, directors' fees, certain operating expenses, and other general and administrative expenses and other expense items. The Company also incurred merger related expenses in the quarter ended September 30, 2002.

     Non-interest expense increased $318,000, or 17.5%, from $1.8 million for the three months ended September 30, 2001 to $2.1 million for the three months ended September 30, 2002.

Salaries and employee benefits increased $112,000, or 10.8%; occupancy expense decreased $13,000, or 14.4%, depreciation expense increased $16,000, or 17.2%; data processing expense increased $78,000, or 134.5%; advertising and public relations expense increased $4,000, or 11.8%; operating expenses increased $14,000, or 12.6%, professional fees increased $28,000, or 58.3%, deposit expenses decreased $17,000, or 23.0%, bank share tax expenses decreased $3,000, or 3.7%, directors' fees decreased $19,000, or 39.6%, and other general and administrative expenses decreased $19,000, or 12.7%. The Company also incurred $137,000 of merger expenses during the three months ended September 30, 2002.

     Non-interest expense increased $413,000, or 7.2%, from $5.7 million for the nine months ended September 30, 2001 to $6.2 million for the nine months ended September 30, 2002. Salaries and employee benefits increased $342,000, or 10.9%; occupancy expense decreased $188,000, or 46.7%, depreciation expense increased $48,000, or 18.9%; data processing expense increased $29,000, or 12.2%; advertising and public relations expense increased $12,000, or 7.8%; operating expenses increased $40,000, or 11.6%, professional fees increased $36,000, or 22.1%, deposit expenses decreased $7,000, or 3.4%, bank share tax expenses decreased $8,000, or 3.3%, directors' fees decreased $57,000, or 39.0%, and other general and administrative expenses increased $29,000, or 6.4%. The Company also incurred $137,000 of merger expenses during the nine months ended September 30, 2002.

     Salaries and employee benefits increased $112,000 and $342,000 for the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001. Included in such costs are the costs of group health insurance and the costs associated with the Company's employee stock benefit program. The cost of the Company's group health insurance was $150,000 and $429,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to $71,000 and $223,000 for the three and nine month periods ended September 30, 2001, respectively. The increases in the cost of group health insurance of $79,000 and $206,000 for the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001, relate directly to the increase in health insurance claims experienced by the Company's employees.
The cost of the employee stock benefit plan was $151,000 and $428,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to $124,000 and $339,000 for the three and nine month periods ended September 30, 2001, respectively. The increases in the cost of the employee stock benefit plan of $61,000 and $89,000 for the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001, relate directly to the increase in average periodic price of the Company's stock. The average price of the Company's stock was $27.66 and $25.85 for the three and nine month periods ended September 30, 2002, respectively, compared to $22.59 and $20.84 for the three and nine month periods ended September 30, 2001, respectively. The announcement of the Company's Agreement and Plan of Merger, dated September 22, 2002, resulted in a significant increase in the price of the Company's stock on that day, which, if continuing, would result in significant increases in the cost of the Company's employee stock benefit plan during future periods and until the effective time of the merger, which is currently expected to close during the first quarter of 2003.

    Occupancy expenses decreased $13,000 and $188,000 for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001. The Company actively engages in leasing space at its headquarters that it has available. Income from leases to third parties for the three months ended September 30, 2002 and 2001 was $188,000 and

$171,000, respectively. Income from leases to third parties for the nine months ended September 30, 2002 and 2001 was $542,000 and $472,000, respectively. Such leasing income reduces the Company's reported occupancy expense. Management offers no assurance that lease income from third parties will remain at this level or that occupancy expenses may not increase in the future due to, among other factors, utility costs and repair and maintenance expenses.

     In connection with the Company's decision to upgrade and expand its core technology operating systems, the Company signed a long-term data processing agreement with a cooperative data processing center, owned by its customers. The agreement provides for service for a period of sixty months and currently the Company expects the monthly cost to be between $22,000 and $24,000 per month, or between $264,000 and $288,000 per year. The sixty month agreement began late in June of 2002 and runs through May of 2007.


Income Taxes

     For the three months ended September 30, 2002 and September 30, 2001, the Company incurred income tax expense of $233,000 and $332,000, respectively. The Company's effective tax rate amounted to 34.2% and 36.6% during the first three months ended September 30, 2002 and 2001, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

     For the nine months ended September 30, 2002 and September 30, 2001, the Company incurred income tax expense of $842,000 and $968,000, respectively.
The Company's effective tax rate amounted to 35.0% and 36.3% during the nine months ended September 30, 2002 and 2001, respectively. The difference between the effective rate and the statutory tax rate is primarily related to variances in the items that are either non-taxable or non-deductible.

LIQUIDITY RESOURCES

     The Company's primary liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Excess liquidity includes the Company's securities available for sale portfolio. The Company's primary sources of funds are deposits, borrowings, proceeds from sale of stock, and amortization, prepayments and maturities from its loan portfolio and its securities held to maturity portfolio, and other funds provided from operations. While scheduled payments from the amortization of loans and securities and maturing investment securities are relatively predictable sources of funds, deposit flows, loan prepayments, and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Under current agreements, the Company has the ability to borrow up to approximately $127.8 million from the FHLB through its subsidiary bank, with $62.5 million currently available for additional borrowing. Using other investments as collateral, the subsidiary bank could borrow an additional $28.6 million. Altogether, these sources represent $91.1 million additional cash liquidity which could be obtained through additional borrowings at September 30, 2002.

     Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At

September 30, 2002, the total approved commitments to extend credit amounted to $40.1 million, including undisbursed funds related to construction loans of $7.2 million, unused approved lines of credit of $14.8 million, approved loan commitments of $18.0 million and standby letters of credit of $56,000. Certificates of deposit with a remaining maturity of one year or less at the same date totaled $31.3 million. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios as of September 30, 2002 are presented in the table below:

                                                                                        Minumum to be
                                                                       Minimum      Well Capitalized Under
                                                                       Capital        Prompt Corrective
(Dollars in Thousands)                              Actual           Requirement      Action Provisions
                                              ----------------    ----------------    ----------------
September 30, 2002                             Amount    Ratio     Amount    Ratio     Amount    Ratio
---------------------------------------       --------   -----    --------   -----    --------   -----
Total Capital to Risk Weighted Assets:
 Acadiana Bancshares, Inc.                    $ 30,286   16.6%    $ 14,578    8.0%         N/A     N/A
 LBA Savings Bank                               27,511   15.5%      14,214    8.0%    $ 17,767    10.0%
Tier 1 Capital to Risk Weighted Assets:
 Acadiana Bancshares, Inc.                      28,045   15.4%       7,289    4.0%         N/A     N/A
 LBA Savings Bank                               25,270   14.2%       7,107    4.0%      10,660     6.0%
Tier 1 Capital to Average Assets:
 Acadiana Bancshares, Inc.                      28,045    9.1%      12,341    4.0%         N/A     N/A
 LBA Savings Bank                               25,270    8.4%      12,088    4.0%      15,110     5.0%



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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.




















   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------
         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
        Not applicable.

Item 5. Other Information.
        ------------------
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
        a)   Exhibits.

        2.1(1)   Agreement and Plan of Merger, dated as of September 22, 2002, by and between IBERIABANK Corporation and the Company
        3.1(2)   Articles of Incorporation of Acadiana Bancshares, Inc.
        3.2(2)   Bylaws of Acadiana Bancshares, Inc.
        4.0(2)   Form of Stock Certificate of Acadiana Bancshares, Inc.
       10.1(3)   Stock Option Plan
       10.2(3)   1996 Recognition and Retention Plan and Trust Agreement for
                 Employees and Non Employee Directors
       10.3(4)   Employment Agreement between LBA Savings Bank and Gerald G.
                 Reaux, Jr.
       10.4(2)   Form of Severance Agreement between Acadiana Bancshares,
                 Inc., LBA Savings Bank and James J. Montelaro, Gregory King,
                 Mary Anne Bertrand, Wayne Bares, Emile E. Soulier, III and
                 Thomas F. Debaillon.
       10.5(5)   2002 Stock Option Plan.
       99.1      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       99.2      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________

       (1) Incorporated herein by reference from Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed October 11, 2002 (File No. 1-14364).

       (2) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1396) filed by the Registrant with the SEC on February 15, 1996, as subsequently amended.
       (3) Incorporated herein by reference from the definitive proxy statement, dated December 16, 1996, filed by the Registrant with the SEC (Commission File No. 1-14364).
       (4) Incorporated herein by reference from the Annual Report on Form 10-K (File No. 1-14364) filed by the Registrant with the SEC on March 31, 1997.
       (5) Incorporated by reference to the definitive proxy statement, dated March 22, 2002, filed by the Registrant with the SEC (Commission File No. 1-14364).

       b)        Form 8-K.
                 On October 11, 2002, the Company filed a Current Report on Form 8-K, indicating, with respect to Item 5, that the Company had entered into an Agreement and Plan of Merger, dated as of September 22, 2002 (the "Agreement"), by and between the Company and IBERIABANK Corporation ("IBKC"). The Agreement, a Stock Option Agreement, dated as of September 22, 2002, between the Company and IBKC, and a joint press release of the Company and IBKC regarding the transactions were included as exhibits to such Current Report.










                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ACADIANA BANCSHARES, INC.


Date:  November 14, 2002          By:/s/ Gerald G. Reaux, Jr.
                                     -----------------------------------------
                                     Gerald G. Reaux, Jr., Chairman, President
                                     and Chief Executive Officer


Date:  November 14, 2002          By:/s/ Emile E. Soulier, III
                                     -----------------------------------------
                                     Emile E. Soulier, III, Senior Vice
                                     President and Chief Financial Officer


















               CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Gerald G. Reaux, Jr., the Chairman, President, and Chief Executive Officer of Acadiana Bancshares, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Acadiana Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                              /s/ Gerald G. Reaux, Jr.
                              -----------------------------------------------
                              Gerald G. Reaux, Jr.
                              Chairman, President and Chief Executive Officer


               CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Emile E. Soulier, III, the Senior Vice President and Chief Financial Officer of Acadiana Bancshares, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Acadiana
Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                /s/ Emile E. Soulier, III
                                -----------------------------------------
                                Emile E. Soulier, III
                                Senior Vice President and Chief Financial
                                Officer



